Form 10-Q
period 2002-06-30
PFGI CAPITAL CORP
filed 2002-08-14
CIK 1172857

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                          Commission File
June 30, 2002                                                1-08019-01

                        PFGI CAPITAL CORPORATION

Incorporated Under                                    IRS Employer I.D.
The Laws of Maryland                                     No. 04-3659419

             One East Fourth Street, Cincinnati, Ohio 45202
                          Phone: 513-579-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant  was required to file such  reports),  and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     No  X
                                 ---    ---

Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest practicable date.

                Common Stock, $.01 Par Value = 5,940,000
       Series A Preferred Stock, $25.00 Stated Value = 6,600,000
                         (As of July 31, 2002)

                        PFGI CAPITAL CORPORATION

                       INDEX TO QUARTERLY REPORT

                              ON FORM 10-Q

PART 1. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . 14

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk . . . . . . . . . . . . . . . . . . . . 20

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 20

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                     PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PFGI CAPITAL CORPORATION
                             BALANCE SHEET
                             June 30, 2002
                         (Dollars In Thousands)
                              (Unaudited)

                          ASSETS
Commercial Mortgage Loan Participations                        $298,627
Reserve for Loan Participation Losses                            (2,992)
                                                               --------
  Net Commercial Mortgage Loan Participations                   295,635
Accounts Receivable - The Provident Bank                         14,156
Accounts Receivable - Other                                      15,786
Interest Receivable                                               1,252
                                                               --------
          Total Assets                                         $326,829
                                                               ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Other Liabilities                                            $    450
Shareholders' Equity:
  Series A Preferred Stock, $25 Stated Value,
    6,600,000 Shares Authorized, Issued and Outstanding         165,000
  Common Stock, $.01 Par Value, 5,940,000 Shares
    Authorized, Issued and Outstanding                               59
  Capital Surplus                                               160,488
  Retained Earnings                                                 832
                                                               --------
      Total Shareholders' Equity                                326,379
                                                               --------
          Total Liabilities and Shareholders' Equity           $326,829
                                                               ========

See notes to financial statements.

                        PFGI CAPITAL CORPORATION
                          STATEMENT OF INCOME
               PERIOD FROM JUNE 12, 2002 TO JUNE 30, 2002
                             (In Thousands)
                              (Unaudited)

Interest on Loan Participations                                   $ 888

Provision for Loan Participation Losses                               -
                                                                  -----
Net Interest Income After Provision
 for Loan Participation Losses                                      888

Noninterest Expense:
  Loan Servicing Fees                                                31
  Management Fees                                                    25
                                                                  -----
                                                                     56
                                                                  -----
Income Before Income Taxes                                          832

Income Taxes                                                          -
                                                                  -----
Net Income                                                        $ 832
                                                                  =====
Preferred Stock Dividends                                         $   -
                                                                  =====
Net Income Available to Common Shares                             $ 832
                                                                  =====

Per Common Share:
  Basic                                                           $0.14
  Diluted                                                         $0.14
  Dividends                                                       $   -

See notes to financial statements.

                        PFGI CAPITAL CORPORATION
              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (In Thousands)
                              (Unaudited)

                                    Preferred   Common   Capital   Retained
                                        Stock    Stock   Surplus   Earnings     Total
-------------------------------------------------------------------------------------
Balance at June 12, 2002             $      -    $   -   $     -      $   -  $      -

Issuance of Common Stock                            59    164,941             165,000

Issuance of Preferred Stock           165,000                                 165,000

Offering Costs of Preferred Stock                          (4,453)             (4,453)

Net Income                                                              832       832
                                     --------    -----  ---------     -----  --------
Balance at June 30, 2002             $165,000    $  59  $ 160,488     $ 832  $326,379
                                     ========    =====  =========     =====  ========

See notes to financial statements.

                        PFGI CAPITAL CORPORATION
                        STATEMENT OF CASH FLOWS
               PERIOD FROM JUNE 12, 2002 TO JUNE 30, 2002
                             (In Thousands)
                              (Unaudited)

Operating Activities:
  Net Income                                                  $     832
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Increase in Accounts Receivable                             (29,942)
    Increase in Interest Receivable                              (1,252)
    Increase in Other Liabilities                                   450
                                                              ---------
      Net Cash Used in Operating Activities                     (29,912)

Investing Activities:
  Net Increase in Loan Participations                          (130,635)

Financing Activities:
  Proceeds from Issuance of Preferred Stock                     165,000
  Offering Costs of Preferred Stock                              (4,453)
                                                              ---------
    Net Cash Provided By Financing Activities                   160,547
                                                              ---------
Increase in Cash                                                      -
Cash at Beginning of Period                                           -
                                                              ---------
     Cash at End of Period                                    $       -
                                                              =========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
   Interest                                                   $       -
   Income Taxes                                                       -
Non-Cash Activity:
  Exchange of Common Stock for Loan Participations              165,000

See notes to financial statements.

                        PFGI CAPITAL CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION
--------------------

PFGI Capital Corporation (PFGI Capital) is a Maryland  corporation that was  incorporated on May 9, 2002. All of PFGI Capital's Common Stock is
owned  by  The  Provident  Bank  (the  Bank).  The  principal  business objective of PFGI Capital is to acquire,  hold,  and manage  commercial mortgage  loan  assets  and  other  authorized  investments  that  will generate net income for  distribution  to PFGI Capital's  stockholders.
PFGI  Capital  has  elected to be treated as a real  estate  investment trust (REIT) for federal income tax purposes.  As a REIT,  PFGI Capital generally  is not liable for  federal  income tax to the extent that it distributes  its income to its  stockholders  and  continues  to meet a number of other requirements.  Management views its financial condition and results of operations as one operating segment.

The Bank, an Ohio  state-chartered  member bank of the Federal  Reserve
System,  is the main  subsidiary  of Provident  Financial  Group,  Inc.
(Provident)  and provides  full-service  retail and commercial  banking operations.  PFGI Capital,  the Bank and Provident's  executive offices are located at One East Fourth Street, Cincinnati,  Ohio 45202, and its
Investors Relations telephone number is (513)345-7102 or (800)851-9521.

NOTE 2. ACCOUNTING POLICIES
---------------------------

The following is a summary of significant  accounting policies for PFGI
Capital:

BASIS OF PRESENTATION:  The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position,  the results of operations,  and cash flows for the period  presented.  These  financial  statements have been prepared according to the rules and  regulations  of the Securities and Exchange
Commission and, therefore, certain information and footnote disclosures normally included in financial  statements  prepared in accordance with generally accepted accounting principles (GAAP) have been omitted.

The  preparation  of  financial  statements  in  accordance  with  GAAP requires  management  to make  estimates  and  assumptions  that affect amounts  reported in the  financial  statements.  Actual  results could differ from those estimates.

                        PFGI CAPITAL CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

COMMERCIAL  MORTGAGE  LOAN  PARTICIPATIONS:  Commercial  mortgage  loan
participations   are   generally   stated  at  the   principal   amount
outstanding. Interest on loans is computed on the outstanding principal balance.  Late charges and other loan fees are not  transferred to PFGI
Capital,  but  rather,  kept by the Bank as part of its loan  servicing fees. Any premium or discount applicable to specific loans purchased is amortized  over the  remaining  lives of such loans using the  interest method.  Loans are  generally  placed  on  nonaccrual  status  when the payment of principal or interest is past due 90 days or more.  However, loans that are well secured and in the process of collection may not be placed  on  nonaccrual  status.  When a loan is  placed  on  nonaccrual status,  any interest  income  previously  recognized that has not been received is reversed.  Future  interest  income is recorded only when a
payment  is  received  and   collection   of  principal  is  considered
reasonably assured.

PFGI  Capital  considers  a loan  to be an  impaired  loan  when  it is probable  that all amounts due will not be  collected  according to the contractual  terms of the loan  agreement.  PFGI  Capital  measures the value of an impaired loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical,  at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  Income on impaired loans is generally recognized on a cash basis.

RESERVE   FOR  LOAN   PARTICIPATION   LOSSES:   The  reserve  for  loan
participation  losses  is  maintained  at a level  necessary  to absorb losses inherent in the loan participation portfolio.  When PFGI Capital purchases  loan  participations  from  the  Bank,  a  reserve  for loan participation  losses is transferred from the Bank to PFGI Capital. The reserve  is  increased  by  provisions  for loan  participation  losses whenever  further  deterioration of the credit quality of the portfolio occurs.  Loans deemed  uncollectible  are charged off and deducted from the reserve and  recoveries on loans  previously  charged off are added back to the reserve. Loans sold back to the Bank will be accompanied by a transfer  of the  reserve  for those  loans from PFGI  Capital to the
Bank.

Management's  determination  of the adequacy of the reserve is based on an  assessment  of the losses given the  conditions  at the time.  This assessment  consists of certain loans being  evaluated on an individual basis,  as well as all loans being  categorized  based on common credit risk  attributes and being  evaluated as a group.  Loans reviewed on an individual  basis  include  large  non-homogeneous  credits where their internal credit rating is at or below a  predetermined  classification.
Loans not  individually  reviewed are segmented by their  internal risk rating.  Analyses are performed on each segment of the portfolio  based
upon  trends  in  delinquencies,   charge-offs,  economic  factors  and
business strategies. Adequacy factors are adjusted based on any changes in expected losses in the segment.

OFFERING  COSTS:  Costs  incurred  in  connection  with the  raising of capital through the sale of Preferred Stock were taken as an adjustment to the capital surplus account of PFGI Capital.

                        PFGI CAPITAL CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

DIVIDENDS:   Dividends   on  the   Series   A   Preferred   Stock   are
non-cumulative. Upon authorization of the Board of Directors, dividends will be  payable  in  arrears  beginning  November  17,  2002  and then quarterly  on February  17, May 17,  August 17 and  November 17 of each year,  or if any such day is not a business  day, on the next  business day. Dividends will be paid at a rate of 7.75% per annum of the initial liquidation preference which is $25.00 per share.

Common  stockholders are entitled to receive  dividends when, as and if declared by the Board of  Directors  out of funds  available  after the preferred dividends have been paid.

LOAN  FORECLOSURES:  Prior to foreclosure  of any  commercial  mortgage loan,  PFGI Capital intends to sell the  participation  interest in the underlying  loan back to the Bank at fair value less estimated  selling costs of the property.  The Bank will then bear all expenses related to the foreclosure after that time.

INCOME  TAXES:  PFGI  Capital  has  elected to be treated as a REIT for
Federal  income tax purposes and intends to comply with the  provisions of the  Internal  Revenue  Code and  therefore is not subject to income taxes.  No provision  for income taxes is included in the  accompanying financial statements.

Note 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES
---------------------------------------------------------------------

Participations  in loans are generally  purchased  from the Bank at the
Bank's carrying value,  which is the principal amount  outstanding plus
accrued  interest.   A  reserve  for  loan  participation   losses  was
transferred   from   the  Bank  to  PFGI   Capital   at  the  time  the
participations  were  purchased.  The  reserve  for loan  participation losses  reflects  management's  judgment  as to  the  level  considered appropriate  to  absorb  inherent  losses  in  the  loan  participation portfolio.  As of June 30,  2002,  PFGI did not have any  nonperforming assets or impaired loans.

The  following  table sets forth an  analysis  of the  reserve for loan participation losses for the period from June 12 to June 30, 2002:

(Dollars in Thousands)
-----------------------------------------------------------------------
Balance at Beginning of Period                                  $     -
Acquired Reserves, Net                                            2,992
Provision for Loan Losses                                             -
Loans Charged Off                                                     -
Recoveries                                                            -
                                                                -------
  Balance at End of Period                                      $ 2,992
                                                                =======

                        PFGI CAPITAL CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 4. EARNINGS PER COMMON SHARE
---------------------------------

Basic  earnings  per  common  share is the amount of  earnings  for the period available to each share of Common Stock  outstanding  during the reporting  period.  Diluted  earnings per common share is the amount of earnings available to each share of Common Stock outstanding during the reporting  period adjusted for the potential  issuance of common shares for stock options,  convertible  debt,  etc. The earnings  available to each  share of  Common  Stock  has not  been  reduced  by any  Series A
Preferred Stock dividend as the Board of Directors had not declared any such dividend as of June 30, 2002. The first scheduled dividend payment date is  November  17,  2002.  PFGI  Capital  has no stock  options  or convertible  debt or other potential  equity  instruments and therefore basic and diluted  earnings per share are calculated on the same basis.
The Bank owns all of the issued and  outstanding  Common  Stock of PFGI
Capital.

The  following  table sets forth the  computation  of basic and diluted earnings per common share for the period from June 12 to June 30, 2002:

(In Thousands, Except Per Share Data)              Basic        Diluted
-----------------------------------------------------------------------
Net Income                                          $ 832         $ 832
 Weighted-Average Common Shares Outstanding         5,940         5,940
                                                    -----         -----
Earnings Per Share                                  $0.14         $0.14
                                                    =====         =====

NOTE 5. REGISTRATION AND ISSUANCE OF PRIDES
-------------------------------------------

Provident and PFGI Capital  registered  6,000,000  PRIDES pursuant to a
Registration  Statement filed with the Securities  Exchange  Commission
(Commission  File  No.  333-88446  and  No.  333-88446-01),  which  was
declared  effective  on  June  6,  2002.  In  addition,   the  managing
underwriter,  Merrill Lynch and Co., was permitted to purchase up to an additional 600,000 PRIDES to cover over-allotments.  Provident and PFGI
Capital sold the 6,000,000  original PRIDES effective June 12, 2002 and the 600,000  over-allotment PRIDES effective July 2, 2002. The offering was subsequently terminated as all registered PRIDES had been sold.

Gross  proceeds  from  the  sale  of  PRIDES  were  $165  million.  The underwriting  discount and expenses  incurred  from the issuance of the
PRIDES totaled $5,239,000 of which 85%, or $4,453,000, was allocated to
PFGI Capital. The remaining 15% was allocated to Provident as its share of the PRIDES transaction.  The transaction costs will be increased for additional invoices received subsequent to June 30, 2002.

PFGI Capital used all of the net proceeds it received  from the sale of the PRIDES for the purchase of  participation  interests in  commercial mortgage loans from the Bank. The Bank expects to use the proceeds from the sale of the participation interests for general corporate purposes, including working capital and funding future asset growth and strategic acquisitions as opportunities arise.

                        PFGI CAPITAL CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 6. DESCRIPTION OF PRIDES
-----------------------------

Each PRIDES has a stated  amount of $25.00 per unit and is comprised of two components - a 3-year  forward  purchase  commitment  (the Purchase
Contract) and PFGI Capital Series A Preferred Stock.

Each Purchase Contract obligates the holder to buy, on August 17, 2005, for $25.00,  a number of newly issued shares of Provident  Common Stock equal to the settlement rate. The settlement rate will be calculated as follows:
o  if the applicable market value of Provident Common Stock is equal to or greater than $29.0598, the settlement rate will be .8603;
o  if the applicable  market value of Provident Common Stock is between
   $29.0598 and $24.42, the settlement rate will be equal to the $25.00 stated amount divided by the applicable market value; and
o  if the applicable market value is less than or equal to $24.42,  the settlement rate will be 1.0238.

"Applicable  market  value" is  defined as the  average of the  closing price  per  share  of  Provident  Common  Stock  on each of the  twenty consecutive  trading days ending on the fifth  trading day  immediately preceding August 17, 2005.

Under  the  Purchase  Contract,  Provident  will  also  make  quarterly contract  adjustment  payments to the PRIDES  holders at an  annualized rate of 1.25% of the stated amount ($0.3125 per share).

Holders of PFGI  Capital's  Series A  Preferred  Stock are  entitled to one-tenth  of one vote per share on all matters  submitted to a vote of the  shareholders,  voting as a single class with the holders of Common
Stock. The holders of Preferred Stock will be entitled to receive,  if, when,  and as authorized  and declared by the board of directors out of legally available assets,  non-cumulative cash dividends at the rate of
7.75% per annum of the initial  liquidation  preference which is $25.00 per share ($1.9375 per share). Dividends on the Preferred Stock will be payable,  if authorized and declared,  quarterly in arrears on February
17, May 17,  August 17 and November 17 of each year, or if any such day is not a business day, on the next  business  day. The Preferred  Stock will rank  senior to the Common  Stock of PFGI  Capital as to  dividend rights and rights upon liquidation, winding up or dissolution.

In connection with the settlement of the Purchase  Contract,  Provident has engaged a remarketing  agent to remarket the PFGI Capital Preferred
Stock on behalf of the holders,  at which time the PFGI Preferred Stock will be  permanently  detached  from the  Purchase  Contract.  Once the
Purchase  Contract is settled,  there will be two separate and distinct securities  outstanding:  PFGI Capital  Preferred  Stock and  Provident
Common Stock.  The proceeds  received from the remarketing will be used by the holders of Preferred Stock to fulfill their commitment under the terms of the Purchase Contract.

                        PFGI CAPITAL CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

Upon a successful remarketing of shares of the PFGI Capital's Preferred
Stock,  the applicable  dividend rate on the shares of Preferred  Stock that have been purchased in the remarketing  will be reset to the reset rate described  below.  The dividend rate of shares of Preferred  Stock that  are not  remarketed  will not be reset  and will  continue  to be
7.75%.

The reset rate will be  determined  by the reset agent as the  dividend rate the Preferred  Stock should bear for the Preferred Stock to have a market value on the fifth business day immediately preceding August 17,
2005 of 100.5% of the aggregate liquidation preference of the Preferred
Stock, plus declared and unpaid dividends, if any.

Each share of PFGI  Capital's  Preferred  Stock  will be  automatically exchanged  for one newly issued share of Bank Series A Preferred  Stock upon the  occurrence  of an exchange  event.  An exchange  event occurs when:
o  the Bank becomes  less than  "adequately  capitalized"  according to regulations established by the Federal Reserve Board pursuant to the
   Federal  Deposit   Insurance   Corporation   Investment  Act  or  as
   determined by the Ohio Division of Financial  Institutions  pursuant to the Ohio Banking Code and regulations thereunder;
o  the Bank is placed into conservatorship or receivership;
o  the Federal  Reserve  Board,  in its sole  discretion,  directs such exchange in writing,  and,  even if Provident  Bank is not less than
   "adequately  capitalized,"  the  Federal  Reserve  Board or the Ohio
   Division of Financial Institutions,  as the case may be, anticipates the Bank becoming  less than  "adequately  capitalized"  in the near term; or
o  the  Federal  Reserve  Board,  in its sole  discretion,  or the Ohio
   Division of Financial Institutions, in its sole discretion,  directs such  exchange  in  writing  in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

Additional information concerning the PFGI Capital's Series A Preferred
Stock  may be found  in its  Registration  Statement  on Form  S-3,  as amended, (Commission File No. 333-88446 and No. 333-88446-01) effective
June 6, 2002.

NOTE 7. RELATED PARTY TRANSACTIONS
----------------------------------

PFGI Capital holds a 95% participation interest through a participation agreement with the Bank in certain loans originated by the Bank and its subsidiaries.  Generally, the participation interests are in commercial mortgage  loans  secured by real  property  that were  either  directly underwritten by the Bank and its  subsidiaries or acquired by the Bank.
PFGI  Capital  expects to continue to purchase  such  interests  in the future from the Bank under the terms of the participation agreement.

                        PFGI CAPITAL CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

The  participation  agreement also provides for the Bank to service the commercial  mortgage loans underlying the  participations  held by PFGI
Capital in a manner  substantially  the same for similar work performed by the Bank for transactions on its own behalf.  The servicing fee that the Bank  charges is .125% per year of the  average  daily  outstanding principal  balances of the  commercial  mortgage  loans  underlying the participation interests.  Loan servicing costs incurred by PFGI Capital totaled $31,000 for the period from June 12 to June 30, 2002.

The day-to-day  operations of PFGI Capital are managed  pursuant to the terms of a management  agreement between the Bank and PFGI Capital. The
Bank,  in its  role  as  manager  under  the  terms  of the  management agreement,  receives a management fee designed as a  reimbursement  for costs incurred to manage PFGI Capital.  The Bank is required to pay all expenses  related to the performance of its duties under the management agreement,  including any payment to its  affiliates  for managing PFGI
Capital.  The  management fee that the Bank charges is .10% per year of the average daily balance of assets.  Management  fees incurred by PFGI
Capital total $25,000 for the period from June 12 to June 30, 2002.

The Bank owns 100% of the Common  Stock of PFGI  Capital.  Accordingly,
the Bank will receive all common dividends paid by PFGI Capital.

As of June 30,  2002,  PFGI Capital had a net  receivable  due from the
Bank  totaling  $14,156,000.  This balance was  comprised of commercial mortgage loan participations due to PFGI Capital in exchange for Common
Stock and  payments  received by the Bank on loan  participations.  The receivable was reduced by PFGI Capital's  share for the cost of issuing the PRIDES,  accrued  expenses for loan servicing and management  fees, and loan advances.

NOTE 8. LEGAL CONTINGENCIES
---------------------------

Provident and the Bank are subject to litigation in the ordinary course of business.  Management  does not expect such  litigation  will have a material  adverse effect of PFGI  Capital's  financial  position.  PFGI
Capital is not subject to any litigation.

                        PFGI CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

INTRODUCTION

PFGI Capital is a Maryland  corporation that was incorporated on May 9,
2002. PFGI Capital's principal business objective is to acquire,  hold, and manage mortgage assets and other  authorized  investments that will generate  net  income  for  distribution  to  its  shareholders.  Since operations commenced in June 2002, PFGI Capital has been operating as a
REIT for federal income tax purposes.

PFGI Capital is a subsidiary of the Bank,  which is owned by Provident.
All of PFGI  Capital's  day-to-day  activities and the servicing of the loans  underlying its  participation  interests are administered by the
Bank.

The participation  agreement between the Bank and PFGI Capital requires the  Bank  to  service  PFGI  Capital's  loan  portfolio  in  a  manner substantially  the same as for similar  work  performed by the Bank for transactions on its own behalf.  The Bank collects and remits principal and interests payments,  maintains perfected collateral positions,  and submits and pursues  insurance  claims.  The Bank also provides to PFGI
Capital  accounting  and  reporting  services as required.  The Bank is required to pay all expenses  related to the  performance of its duties under the participation agreement.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains  certain  forward-looking  statements  that are subject to numerous  assumptions,  risks or uncertainties.  The Private
Securities  Litigation  Reform Act of 1995  provides a safe  harbor for forward-looking statements. Actual results could differ materially from those contained in or implied by such forward-looking  statements for a variety of factors  including:  sharp and/or rapid  changes in interest rates;  prepayments  of loans with fixed interest  rates,  resulting in reinvestment  of the  proceeds  in loans  with  lower  interest  rates;
significant  changes in the anticipated  economic  scenario which could materially change anticipated  credit quality trends;  adverse economic and other  developments  in states  where loans are  concentrated;  the possible  exchange of Series A Preferred Stock for preferred  shares of the Bank at the  direction  of the  Federal  Reserve  Board or the Ohio
Division   of    Financial    Institutions    if   the   Bank   becomes
undercapitalized; the failure of PFGI Capital to maintain its status as a REIT for federal  income tax  purposes;  and  significant  changes in accounting,  tax, or regulatory  practices or requirements  and factors noted in  connection  with  forward-looking  statements.  Additionally, borrowers  of loan  participations  could suffer  unanticipated  losses without regard to general economic conditions.  The result of these and other factors could cause differences from expectations in the level of defaults,  changes in risk  characteristics  of the loan  participation portfolio,  and changes in the provision for loan participation losses.
Forward-looking statements speak only as of the date made. PFGI Capital undertakes no obligations to update any  forward-looking  statements to reflect  events or  circumstances  arising after the date on which they are made.

                        PFGI CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

SUMMARY

PFGI Capital began its operations on June 12, 2002. PFGI Capital issued
5,940,000  shares  of  Common  Stock to the Bank in  exchange  for $150 million of commercial  mortgage loan  participations and $15 million of
receivables.   These  receivables  were  exchanged  for  mortgage  loan
participations  in early  July.  As part of the PRIDES  issuance,  PFGI
Capital also issued  6,600,000  shares of Series A Preferred  Stock for
$165 million.  Such  proceeds were used to purchase an additional  $150 million of commercial  mortgage loan  participations from the Bank. The remaining  $15 million was included  within  accounts  receivable as of
June 30, 2002.  Payment on this  receivable was made, with the proceeds used to purchase mortgage loan  participations  from the Bank, in early
July.

PFGI  Capital  reported net income of  $832,000,  or $.14  earnings per common share, for the period from June 12 to June 30, 2002.

At June 30, 2002, PFGI Capital had total assets of $327 million.  These assets  were  primarily  comprised  of  net  commercial  mortgage  loan participations  totaling $296 million.  These loan  participations were all acquired from the Bank. Equity for PFGI Capital was $326 million as of June 30,  2002.  Equity  consisted  primarily of the $330 million of
Common and  Preferred  Stock issued during the period net of $4 million cost for issuing the Preferred Stock.

RESULTS OF OPERATIONS

Interest Income

Interest  income was  $888,000  for the period from June 12 to June 30,
2002. The average annualized yield on the loan participation  portfolio for this period was 5.70%.

Provision For Loan Participation Losses

The provision for loan  participation  losses is the charge to earnings necessary to maintain the allowance for loan losses at a level adequate to  absorb  management's  estimate  of  inherent  losses  in  the  loan portfolio.  There was no provision for loan  participation  losses from
June 12 to June 30, 2002.

Noninterest Expense

Noninterest  expense  was  $56,000  from  July  12 to  June  30,  2002.
Noninterest  expense is comprised of compensation  paid to the Bank for loan servicing and management fees. On an annual basis,  loan servicing fees are assessed at a rate of .125% of the average  daily  outstanding principal  balance of the loan  participations  and management fees are assessed at a rate of .10% of the average daily outstanding  balance of assets.

                        PFGI CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

FINANCIAL CONDITION

Commercial Mortgage Loan Participations

As of June 30,  2002,  PFGI  Capital  had $296  million  of  commercial
mortgage  loan  participations  net  of  reserves.   The  participation
portfolio was acquired from the Bank in connection with the offering of
PFGI  Capital's  Common and Preferred  Stock.  In order to qualify as a
REIT, at least 75% of PFGI Capital's assets must consist of real estate assets. As of the end of the quarter, PFGI Capital's real estate assets to total assets ratio was 90%.

The  following  table shows the  geographic  distribution  of the loans underlying the commercial  mortgage loan  participations as of June 30,
2002:

                                         Aggregate           Percentage
                                         Principal         by Aggregate
                     Number                Balance            Principal
State              of Loans          (In Thousands)             Balance
-----------------------------------------------------------------------
Ohio                    170              $ 248,604                83.25%
Florida                  14                 22,507                 7.54
Kentucky                  7                  4,280                 1.43
All Others               20                 23,236                 7.78
                        ---              ---------               ------
  Total                 211              $ 298,627               100.00%
                        ===              =========               ======

The following  table shows the  composition of the commercial  mortgage loan participations  based on the size of its current principal balance at June 30, 2002:

                                                            Aggregate      Percentage
                                                            Principal    by Aggregate
                                               Number         Balance       Principal
Principal Balance                            of Loans   (In Thousands)        Balance
-------------------------------------------------------------------------------------
Less than $50,000                                   4       $      61            0.02%
Greater than $    50,000 to $   100,000             1              65            0.02
Greater than $   100,000 to $   250,000            49           8,307            2.78
Greater than $   250,000 to $   500,000            39          14,198            4.75
Greater than $   500,000 to $ 1,000,000            40          28,775            9.64
Greater than $ 1,000,000 to $ 2,000,000            41          59,476           19.92
Greater than $ 2,000,000 to $ 3,000,000            14          33,556           11.24
Greater than $ 3,000,000 to $ 4,000,000             6          19,948            6.68
Greater than $ 4,000,000 to $ 5,000,000             6          27,767            9.30
Greater than $ 5,000,000 to $ 6,000,000             3          16,345            5.47
Greater than $ 6,000,000 to $10,000,000             5          39,011           13.06
Greater than $10,000,000                            3          51,118           17.12
                                                  ---       ---------          ------
  Total                                           211       $ 298,627          100.00%
                                                  ===       =========          ======

                        PFGI CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Some  of  the   loans   underlying   the   commercial   mortgage   loan
participations  bear interest at fixed rates, and some bear interest at variable  rates based on indices such as LIBOR and the prime rate.  The following  table shows data with respect to interest rates of the loans underlying  the  commercial  mortgage loan  participations  at June 30,
2002:

                               Fixed Rate                              Variable Rate
                  --------------------------------------    --------------------------------------
                               Aggregate      Percentage                 Aggregate      Percentage
                  Number       Principal    by Aggregate    Number       Principal    by Aggregate
                      of         Balance       Principal        of         Balance       Principal
 Interest Rate     Loans   (In Thousands)        Balance     Loans   (In Thousands)        Balance
 -------------------------------------------------------------------------------------------------
 Under 5.00%           -         $     -           0.00%        58       $ 146,429          49.24%
 5.00% to 5.99%        1             264          21.04         41          36,539          12.29
 6.00% to 6.99%        3             991          78.96         39          35,440          11.92
 7.00% to 7.99%        -               -              -         45          37,175          12.50
 8.00% to 8.99%        -               -              -         24          41,789          14.05
                      --         -------         ------        ---       ---------         ------
                       4         $ 1,255         100.00%       207       $ 297,372         100.00%
                      ==         =======         ======        ===       =========         ======

Accounts Receivable - Provident Bank

As of June 30, 2002,  PFGI Capital had $14.2 million of net receivables due from the Bank.  This balance was comprised of  commercial  mortgage loan  participations  due to PFGI  Capital in exchange for Common Stock
and  payments  received  by  the  Bank  on  loan  participations.   The
receivable was reduced by PFGI Capital's  share for the cost of issuing the Preferred Stock, accrued expenses for loan servicing and management fees, and loan advances.

Accounts Receivable - Other

Other  accounts  receivable  was  $15.8  million  as of June 30,  2002.
Included  within  this  balance  is $15  million  of  proceeds  for the issuance of Preferred Stock that was received in July.

INTEREST RATE RISK MANAGEMENT

PFGI  Capital's  income  consists   primarily  of  interest  income  on
participation interests in commercial mortgage loans. PFGI Capital does not intend to use any  derivative  products to manage its interest rate risk. If there is a decline in market interest rates,  PFGI Capital may
experience  a  reduction  in  interest  income  on  its   participation
interests  and  a  corresponding  decrease  in  funds  available  to be distributed  to  shareholders.  The  reduction  in interest  income may result from downward adjustments of the indices upon which the interest rates on loans are  based  and from  prepayments  of loans  with  fixed
interest   rates,   resulting  in   reinvestment  of  the  proceeds  in
lower-yielding  participation interests.  Further information regarding market risk can be found under Item 3 of this report.

                        PFGI CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

CREDIT QUALITY

PFGI  Capital's  exposure to credit risk is managed by personnel of the
Bank  through  its  use  of  consistent   underwriting  standards  that
emphasize  "in-market"  lending while avoiding  excessive  industry and business  activity  concentrations.  The Bank's  credit  administration
function  employs  extensive  risk  management  techniques,   including
forecasting,  to ensure  that  loans  adhere to  corporate  policy  and
problem  loans  are  promptly  identified.   These  procedures  provide
executive  management of the Bank and PFGI Capital with the information necessary to implement policy  adjustments  where  necessary,  and take corrective  actions on a proactive basis. These procedures also include evaluating the adequacy of the reserve for loan  participation  losses, which includes an analysis of specific  credits and the  application of relevant  reserve  factors  that  represent  relative  risk,  based  on portfolio trends, current and historic loss experience,  and prevailing economic conditions, to specific portfolio segments.

Concentration   of  credit  risk  generally   arises  with  respect  to
participation   interests  when  a  number  of  underlying  loans  have
borrowers  engaged in similar business  activities or activities in the same  geographical  region.  Concentration of credit risk indicates the relative  sensitivity  of  performance  to both  positive  and negative developments  affecting a particular industry or region. PFGI Capital's balance sheet exposure to geographic  concentrations  directly  affects the  credit  risk of the  underlying  loans  within  the  participation interests. Over 90% of the loans underlying the participation interests are located in Ohio, Florida and Kentucky. Borrowers obligated in loans underlying  PFGI Capital's  participation  interests,  however,  do not represent a particular  concentration of similar business activity.  At
June 30, 2002,  over 90% of the underlying  loans in all  participation
interests   consisted   of  loans   located  in  these  three   states.
Consequently, the portfolio may experience a higher default rate in the event of adverse  economic,  political,  or  business  developments  or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans.

Non-performing  assets  consist of underlying  loans that are no longer accruing interest and property acquired through foreclosure. Commercial mortgage  loans are  placed on  non-accrual  status  and stop  accruing interest  when  collection  of  principal  or  interest  is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended,  accrued interest income is reversed with prior period accruals charged to earnings.  As of June 30, 2002, no loans had been placed on  non-accrual  status nor had any property  been acquired through  foreclosure.  As of  June  30,  2002,  the  reserve  for  loan participation losses to total loans was 1.00%.

                        PFGI CAPITAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The objective of maintaining liquidity within PFGI Capital is to ensure the availability of sufficient cash flows to meet all of PFGI Capital's financial and dividend commitments. In managing liquidity, PFGI Capital takes into account various legal limitations placed on a REIT.

PFGI  Capital's  principal  liquidity  needs are to  maintain  the loan participation  portfolio  size through the  acquisition  of  additional commercial  mortgages as loans  currently in the portfolio  mature,  or prepay,  and to pay  dividends  to the holders of  Preferred  Stock and
Common Stock.  The acquisition of additional  commercial  mortgage loan participations is intended to be funded with the proceeds obtained from the  repayment  of principal  balances by  individual  borrowers.  PFGI
Capital does not anticipate any material capital expenditures.

                        PFGI CAPITAL CORPORATION

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is concerned  with the timing and magnitude of the repricing of assets and liabilities.  It is management's  objective to attempt to control risks  associated with interest rate movements.  Market risk is the risk of loss from  adverse  changes in market  prices and  interest rates. Market risk arises primarily from interest rate risk inherent in lending and other  related  activities.  Management  actively  monitors interest rate risk exposure.  Management  reviews,  among other things, the sensitivity of assets and liabilities,  as applicable,  to interest rate  changes,  the book and market  values of assets and  liabilities, unrealized gains and losses, purchase and sale activity,  maturities of investments and anticipated loan participation pay-offs. PFGI Capital's
interest-rate-sensitive   assets  consisted  largely  of  participation
interests in commercial mortgage loans. At June 30, 2002, less than one percent  of PFGI  Capital's  loan  participation  portfolio  had  fixed interest rates. Such loans tend to increase interest rate risk. At June
30,  2002,  PFGI  Capital  did  not  have  any  interest-rate-sensitive liabilities.

As indicated  earlier,  PFGI  Capital's  income  consists  primarily of interest income from participation  interests. If there is a decline in market  interest  rates  resulting  from  downward  adjustments  in the indices upon which the interest rates on loans are based,  PFGI Capital may  experience  a  reduction  in interest  income and a  corresponding decrease in funds  available for  distribution  to holders of Preferred
Stock.  A  decline  in  interest  income  can  also  be  realized  from prepayments,  including  pay-offs,  of loans with fixed interest rates, resulting in reinvestment of proceeds in  lower-yielding  participation interests.  The  borrower  has the  ability  to  prepay a loan  with or without  premium or penalty  depending on the  provisions  found in the underlying loan agreements. The level of underlying loan prepayments is influenced by several factors, including the interest rate environment, the real estate market in particular  geographic  areas,  the timing of transactions,  and  circumstances  related to individual  borrowers and loans.

                       PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits filed:

    Exhibit 99.1 - Certification of Chief Executive Officer
    Exhibit 99.2 - Certification of Chief Financial Officer

All other  items  required  in Part II of this  form have been  omitted since they are not applicable or not required.

                        PFGI CAPITAL CORPORATION

                               SIGNATURE

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  Registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PFGI Capital Corporation
                                               ------------------------
                                                     (Registrant)

Date: August 14, 2002                          /s/ Anthony M. Stollings
                                               ------------------------
                                                 Anthony M. Stollings
                                                      Controller
                                            (Principal Financial Officer)