Form 10-Q
period 2002-09-30
PFGI CAPITAL CORP
filed 2002-11-14
CIK 1172857

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                               Commission File
September 30, 2002                                                1-08019-01

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

                                Yes X  No
                                   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common Stock, $.01 Par Value = 5,940,000
          Series A Preferred Stock, $25.00 Stated Value = 6,600,000
                          (As of October 31, 2002)

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

                        PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PFGI CAPITAL CORPORATION
                                BALANCE SHEET
                             September 30, 2002
                           (Dollars In Thousands)
                                 (Unaudited)

                                   ASSETS
Commercial Mortgage Loan Participations                         $ 330,672
Reserve for Loan Participation Losses                              (3,698)
                                                                ---------
  Net Commercial Mortgage Loan Participations                     326,974
Cash and Due From Banks                                             1,754
Interest Receivable                                                 1,114
Accounts Receivable - The Provident Bank                               89
Other Assets                                                            5
                                                                ---------
          Total Assets                                          $ 329,936
                                                                =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Other Liabilities                                             $       7
Shareholders' Equity:
  Series A Preferred Stock, $25 Stated Value,
    6,600,000 Shares Authorized, Issued and Outstanding           165,000
  Common Stock, $.01 Par Value, 5,940,000 Shares
    Authorized, Issued and Outstanding                                 59
  Capital Surplus                                                 159,389
  Retained Earnings                                                 5,481
                                                                ---------
      Total Shareholders' Equity                                  329,929
                                                                ---------
          Total Liabilities and Shareholders' Equity            $ 329,936
                                                                =========

See notes to financial statements.

                          PFGI CAPITAL CORPORATION
                            STATEMENTS OF INCOME
                                 (Unaudited)

                                                                        Period From
                                                                      June 12, 2002
                                                                   (Commencement of
                                           Three Months Ended        Operations) to
(In Thousands, Except Per Share Data)      September 30, 2002    September 30, 2002
-----------------------------------------------------------------------------------
Interest Income:
  Interest on Loan Participations                      $4,802                $5,690
  Interest on Cash Deposit                                 44                    44
                                                       ------                ------
     Total Interest Income                              4,846                 5,734

Provision for Loan Participation Losses                     -                     -
                                                       ------                ------
Net Interest Income After Provision
 for Loan Participation Losses                          4,846                 5,734

Noninterest Expense:
  Loan Servicing Fees                                      91                   122
  Management Fees                                          73                    98
  Other Noninterest Expense                                33                    33
                                                       ------                ------
                                                          197                   253
                                                       ------                ------
Income Before Income Taxes                              4,649                 5,481

Income Taxes                                                -                     -
                                                       ------                ------
Net Income                                             $4,649                $5,481
                                                       ======                ======

Preferred Stock Dividends                              $    -                $    -
                                                       ======                ======

Net Income Available to Common Shares                  $4,649                $5,481
                                                       ======                ======

Per Common Share:
  Basic                                                $ 0.78                $ 0.92
  Diluted                                              $ 0.78                $ 0.92
  Dividends                                            $    -                $    -

See notes to financial statements.

                          PFGI CAPITAL CORPORATION
                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               (In Thousands)
                                 (Unaudited)

                                    Preferred   Common    Capital   Retained
                                        Stock    Stock    Surplus   Earnings      Total
---------------------------------------------------------------------------------------
Balance at June 12, 2002             $      -      $ -   $      -     $    -   $      -

Issuance of Common Stock                            59    164,941               165,000

Issuance of Preferred Stock           165,000                                   165,000

Offering Costs of Preferred Stock                          (5,552)               (5,552)

Net Income                                                             5,481      5,481
                                     --------      ---   --------     ------   --------
Balance at September 30, 2002        $165,000      $59   $159,389     $5,481   $329,929
                                     ========      ===   ========     ======   ========

See notes to financial statements.

                          PFGI CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
               PERIOD FROM JUNE 12, 2002 TO SEPTEMBER 30, 2002
                               (In Thousands)
                                 (Unaudited)

Operating Activities:
  Net Income                                           $   5,481
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Increase in Interest Receivable                       (1,114)
    Increase in Accounts Receivable and Other Assets         (94)
    Increase in Other Liabilities                              7
                                                       ---------
      Net Cash Used in Operating Activities                4,280

Investing Activities:
  Net Increase in Loan Participations                   (161,974)

Financing Activities:
  Proceeds from Issuance of Preferred Stock              165,000
  Offering Costs of Preferred Stock                       (5,552)
                                                       ---------
    Net Cash Provided By Financing Activities            159,448
                                                       ---------
Increase in Cash and Cash Equivalents                      1,754
Cash at Beginning of Period                                    -
                                                       ---------
     Cash and Cash Equivalents at End of Period        $   1,754
                                                       =========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
   Interest                                            $       -
   Income Taxes                                                -
Non-Cash Activity:
  Exchange of Common Stock for Loan Participations       165,000

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
----------------------------

The  following  is a summary of  significant  accounting  policies  for PFGI
Capital:

BASIS OF  PRESENTATION:  The  accompanying  unaudited  financial  statements reflect all adjustments, consisting of normal recurring accruals, which are, in the  opinion of  management,  necessary  for a fair  presentation  of the financial position, the results of operations, and cash flows for the period presented.  These financial  statements have been prepared  according to the rules  and  regulations  of the  Securities  and  Exchange  Commission  and,
therefore, certain information and footnote disclosures normally included in financial  statements  prepared in  accordance  with  accounting  principles generally accepted in the United States (GAAP) have been omitted.

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

RESERVE FOR LOAN  PARTICIPATION  LOSSES:  The reserve for loan participation losses is maintained at a level  necessary to absorb losses  inherent in the
loan   participation   portfolio.   When   PFGI   Capital   purchases   loan
participations  from the Bank,  a reserve for loan  participation  losses is transferred  from the Bank to PFGI  Capital.  The  reserve is  increased  by provisions for loan participation  losses whenever further  deterioration of the credit quality of the portfolio occurs.  Loans deemed  uncollectible are charged off and deducted from the reserve and recoveries on loans previously charged off are added back to the  reserve.  Loans sold back to the Bank are accompanied  by a transfer of the reserve for those loans from PFGI  Capital to the Bank.

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

Note 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES
---------------------------------------------------------------------

Participations in loans are generally  purchased from the Bank at the Bank's carrying  value,  which is the  principal  amount  outstanding  plus accrued interest.  A reserve for loan  participation  losses is transferred from the
Bank to PFGI Capital at the time participations are transferred.  Loans sold back to the Bank are  accompanied  by a transfer  of the  reserve  for those loans from PFGI  Capital to the Bank.  The  reserve  for loan  participation losses reflects management's judgment as to the level considered appropriate to  absorb  inherent  losses  in the  loan  participation  portfolio.  As of
September 30, 2002, PFGI did not have any  nonperforming  assets or impaired loans.

The  following  table  sets  forth  an  analysis  of the  reserve  for  loan participation losses for the period from June 12 to September 30, 2002:

(In Thousands)
----------------------------------------------------------------------------
Balance at Beginning of Period                                        $    -
Transferred Reserves, Net                                              3,698
Provision for Loan Losses                                                  -
Loans Charged Off                                                          -
Recoveries                                                                 -
                                                                      ------
  Balance at End of Period                                            $3,698
                                                                      ======

                          PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

NOTE 4. EARNINGS PER COMMON SHARE
---------------------------------

Basic  earnings  per common  share is the amount of earnings  for the period available to each share of Common  Stock  outstanding  during the  reporting period.  Diluted  earnings  per  common  share  is the  amount  of  earnings available to each share of Common  Stock  outstanding  during the  reporting period  adjusted  for the  potential  issuance  of common  shares  for stock options,  convertible  debt,  etc. The  earnings  available to each share of
Common Stock has not been reduced by any Series A Preferred  Stock  dividend as the Board of Directors had not declared any such dividend as of September
30, 2002. On October 22, 2002, the Board of Directors approved a dividend of
$5,541,360  payable to preferred  shareholders as of November 17, 2002. PFGI
Capital has no stock options or convertible  debt or other potential  equity
instruments  and  therefore  basic  and  diluted   earnings  per  share  are
calculated  on  the  same  basis.  The  Bank  owns  all of  the  issued  and outstanding Common Stock of PFGI Capital.

The following table sets forth the computation of basic and diluted earnings per common share for the third quarter of 2002, and for the period from June
12 (commencement of operations) to September 30, 2002:

                                                                         Period From
                                                                       June 12, 2002
                                                                    (Commencement of
                                             Three Months Ended       Operations) to
(In Thousands, Except Per Share Data)        September 30, 2002   September 30, 2002
------------------------------------------------------------------------------------
Net Income                                              $ 4,649              $ 5,481
Weighted-Average Common Shares Outstanding                5,940                5,940
                                                        -------              -------
  Basic and Diluted Earnings Per Share                  $  0.78              $  0.92
                                                        =======              =======

In addition to the dividend to be paid by PFGI Capital,  Provident will make a contract  adjustment  payment of  $893,750  to the  PRIDES  holders.  This payment is based on an annualized rate of 1.25% of the stated amount.

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

                          PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

Gross proceeds from the sale of PRIDES were $165 million.  The  underwriting discount  and  expenses  incurred  from the  issuance of the PRIDES  totaled
$6,529,000 of which 85%, or $5,552,000,  was allocated to PFGI Capital.  The remaining  15%  was  allocated  to  Provident  as its  share  of the  PRIDES transaction.  The transaction costs may increase for any additional invoices received subsequent to September 30, 2002.

PFGI Capital  used all of the net proceeds it received  from the sale of the
PRIDES for the purchase of  participation  interests in commercial  mortgage loans  from the  Bank.  The  Bank  used  the  proceeds  from the sale of the participation  interests for general corporate  purposes,  including working capital and funding of asset growth.

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

                          PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

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

                          PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

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

The  participation  agreement  also  provides  for the Bank to  service  the commercial mortgage loans underlying the participations held by PFGI Capital in a manner  substantially  the same for similar work  performed by the Bank for transactions on its own behalf.  The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balances of the commercial  mortgage loans  underlying  the  participation  interests.  Loan servicing  costs  incurred by PFGI Capital  totaled  $122,000 for the period from June 12 to September 30, 2002.

The day-to-day  operations of PFGI Capital are managed pursuant to the terms of a management  agreement  between the Bank and PFGI Capital.  The Bank, in its role as manager under the terms of the management agreement,  receives a management fee designed as a reimbursement for costs incurred to manage PFGI
Capital. The Bank is required to pay all expenses related to the performance of its duties under the management  agreement,  including any payment to its affiliates  for managing  PFGI  Capital.  The  management  fee that the Bank charges is .10% per year of the average daily balance of assets.  Management fees  incurred by PFGI Capital  total $98,000 for the period from June 12 to
September 30, 2002.

The Bank owns 100% of the Common  Stock of PFGI  Capital.  Accordingly,  the
Bank will receive all common dividends paid by PFGI Capital.

As of September  30,  2002,  PFGI  Capital had an  interest-bearing  deposit account of $1,754,000  at the Bank and a net  receivable of $89,000 from the
Bank.

NOTE 8. LEGAL CONTINGENCIES
---------------------------

As of September 30, 2002, there was no litigation involving PFGI Capital.

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
----------------------------------------------------------------------------
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

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

SUMMARY

PFGI Capital  began its  operations  on June 12, 2002.  PFGI Capital  issued
5,940,000 shares of Common Stock to the Bank in exchange for $165 million of commercial  mortgage loan  participations.  As part of the PRIDES  issuance,
PFGI Capital also issued  6,600,000  shares of Series A Preferred  Stock for
$165 million. Such proceeds were used to purchase an additional $165 million of commercial mortgage loan participations from the Bank.

PFGI Capital reported net income of $4,649,000,  or $.78 earnings per common share,  for the three months ended  September 30, 2002.  For the period from
June 12, 2002 to September 30, 2002, PFGI recorded net income of $5,481,000, or $.92 earnings per common share.

At September 30, 2002, PFGI Capital had total assets of $330 million.  These
assets  were   primarily   comprised  of  net   commercial   mortgage   loan
participations  totaling $327 million.  These loan  participations  were all acquired  from the Bank.  Equity  for PFGI  Capital  was $330  million as of
September  30, 2002.  Equity  consisted of $330 million from the issuance of
Common and  Preferred  Stock,  and net income of $5.5  million,  net of $5.6 million for the cost of issuing the Preferred Stock.

RESULTS OF OPERATIONS

Interest Income

Interest  income  was  $4,846,000  and  $5,734,000  for  the  quarter  ended
September  30, 2002 and for the period from June 12 to  September  30, 2002, respectively.  The yield on the loan participation portfolio as of September
30, 2002 was 6.06%.

Provision For Loan Participation Losses

The  provision  for loan  participation  losses is the  charge  to  earnings necessary to maintain the allowance  for loan losses at a level  adequate to absorb management's estimate of inherent losses in the loan portfolio. There was no provision for loan participation losses from June 12 to September 30,
2002.

Noninterest Expense

Noninterest  expense was  $197,000  and  $253,000 for the three months ended
September  30, 2002 and for the period from June 12 to  September  30, 2002, respectively.  Noninterest  expense is comprised  primarily of  compensation paid to the Bank for loan servicing and management fees. On an annual basis, loan  servicing  fees are  assessed at a rate of .125% of the average  daily outstanding principal balance of the loan participations and management fees are assessed at a rate of .10% of the average daily  outstanding  balance of assets.

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

FINANCIAL CONDITION

Commercial Mortgage Loan Participations

As of  September  30,  2002,  PFGI  Capital had $327  million of  commercial mortgage loan  participations net of reserves.  The participation  portfolio was acquired  from the Bank.  In order to qualify as a REIT, at least 75% of
PFGI Capital's  assets must consist of real estate assets.  As of the end of the quarter,  PFGI  Capital's  real estate  assets to total assets ratio was
99%.

The  following  table  shows  the  geographic   distribution  of  the  loans
underlying the commercial  mortgage loan  participations as of September 30,
2002:

                                                 Aggregate       Percentage
                                                 Principal     by Aggregate
                                   Number          Balance        Principal
State                            of Loans    (In Thousands)         Balance
---------------------------------------------------------------------------
Ohio                                  153        $ 260,853            78.89%
Florida                                10           13,548             4.09
Kentucky                               11           12,160             3.68
All Others                             20           44,111            13.34
                                      ---        ---------           ------
  Total                               194        $ 330,672           100.00%
                                      ===        =========           ======

The following  table shows the  composition of the commercial  mortgage loan participations  based  on the  size  of its  current  principal  balance  at
September 30, 2002:

                                                           Aggregate       Percentage
                                                           Principal     by Aggregate
                                             Number          Balance        Principal
Principal Balance                          of Loans    (In Thousands)         Balance
-------------------------------------------------------------------------------------
Less than $50,000                                 1             $ 43             0.01%
Greater than $    50,000 to $   100,000           0                0                -
Greater than $   100,000 to $   250,000          39            6,521             1.97
Greater than $   250,000 to $   500,000          33           12,164             3.68
Greater than $   500,000 to $ 1,000,000          40           29,292             8.86
Greater than $ 1,000,000 to $ 2,000,000          36           50,690            15.33
Greater than $ 2,000,000 to $ 3,000,000          20           47,270            14.30
Greater than $ 3,000,000 to $ 4,000,000           5           16,799             5.08
Greater than $ 4,000,000 to $ 5,000,000           6           26,527             8.02
Greater than $ 5,000,000 to $ 6,000,000           3           16,241             4.91
Greater than $ 6,000,000 to $10,000,000           7           57,595            17.42
Greater than $10,000,000                          4           67,530            20.42
                                                ---        ---------           ------
  Total                                         194        $ 330,672           100.00%
                                                ===        =========           ======

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Some of the loans  underlying  the commercial  mortgage loan  participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following  tables show data with  respect  to  interest  rates of the loans  underlying  the  commercial mortgage loan participations at September 30, 2002:

                                 Fixed Rate                                Variable Rate
                  ----------------------------------------    ----------------------------------------
                                Aggregate       Percentage                  Aggregate       Percentage
                  Number        Principal     by Aggregate    Number        Principal     by Aggregate
                      of          Balance        Principal        of          Balance        Principal
Interest Rate      Loans    (In Thousands)         Balance     Loans    (In Thousands)         Balance
------------------------------------------------------------------------------------------------------
Under 5.00%            2         $ 10,741            30.67%       54        $ 138,875            46.97%
5.00% to 5.99%         2            7,096            20.26        29           41,418            14.01
6.00% to 6.99%         2              848             2.42        30           36,340            12.29
7.00% to 7.99%         5            8,692            24.82        40           29,529             9.99
8.00% to 8.99%         3            7,647            21.83        27           49,486            16.74
                      --         --------           ------       ---        ---------           ------
                      14         $ 35,024           100.00%      180        $ 295,648           100.00%
                      ==         ========           ======       ===        =========           ======

                                      Aggregate       Percentage
                        Number        Principal     by Aggregate     Average
                            of          Balance        Principal    Interest
Interest Type            Loans    (In Thousands)         Balance        Rate
----------------------------------------------------------------------------
Fixed Rate Loans            14        $  35,024            10.59%       6.20%
Variable Rate Loans        180          295,648            89.41        5.71
                           ---        ---------           ------        ----
  Total                    194        $ 330,672           100.00%       6.06%
                           ===        =========           ======        ====

Other Assets

As of  September  30,  2002,  PFGI  Capital  had cash of $1.8  million in an interest  bearing  deposit account at the Bank. As of this date, the account was yielding a rate of 1.80%.

Additionally, PFGI Capital had interest receivable of $1.1 million, accounts receivable of $89,000 and prepaid expenses of $5,000.

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
Concentration   of  credit  risk  indicates  the  relative   sensitivity  of
performance  to  both  positive  and  negative   developments   affecting  a
particular  industry or region.  PFGI  Capital's  balance sheet  exposure to geographic concentrations directly affects the credit risk of the underlying loans within the  participation  interests.  Approximately  87% of the loans underlying  the  participation  interests  are located in Ohio,  Florida and
Kentucky.   Borrowers   obligated  in  loans   underlying   PFGI   Capital's
participation   interests,   however,   do  not   represent   a   particular
concentration of similar business activity.  Consequently, the portfolio may experience  a  higher  default  rate  in  the  event  of  adverse  economic, political,  or business  developments or natural hazards in these states and may affect the  ability of  borrowers  to make  payments  of  principal  and interest on the underlying loans.

Non-performing  assets  consist  of  underlying  loans  that  are no  longer accruing  interest and property  acquired  through  foreclosure.  Commercial mortgage loans are placed on non-accrual  status and stop accruing  interest when  collection of principal or interest is in doubt or generally  when the underlying loans are 90 days past due. When interest accruals are suspended, accrued  interest income is reversed with prior period  accruals  charged to earnings.  As of September 30, 2002, no loans had been placed on non-accrual status  nor  had any  property  been  acquired  through  foreclosure.  As of
September 30, 2002, the reserve for loan participation losses to total loans was 1.12%.

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
At September 30, 2002, 11% of PFGI Capital's  loan  participation  portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At
September  30, 2002,  PFGI Capital did not have any  interest-rate-sensitive liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management,  including the principal executive and financial officers, of the  effectiveness of the design and operation of PFGI Capital's  disclosure controls and procedures as of September 30, 2002.  Based on that evaluation, management,  including  the  principal  executive  and  financial  officers, concluded  that PFGI  Capital's  disclosure  controls  and  procedures  were
effective  with  no  significant   weaknesses  noted.  There  have  been  no
significant  changes in PFGI Capital's internal controls or in other factors that could  significantly  affect these internal  controls after the date of their evaluation.

                          PFGI CAPITAL CORPORATION

                         PART II. OTHER INFORMATION

All items  required in Part II of this form have been omitted since they are not applicable or not required.

                          PFGI CAPITAL CORPORATION

                                  SIGNATURE

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PFGI Capital Corporation
                                                  ------------------------
                                                        (Registrant)

Date:    November 13, 2002                       /s/Anthony M. Stollings
                                                ------------------------
                                                   Anthony M. Stollings
                                                        Controller
                                               (Principal Financial Officer)

                Certification of Principal Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           and Securities and Exchange Commission Release 34-46427

I,  Christopher J. Carey,  the principal  executive  officer of PFGI Capital
Corporation ("PFGI Capital"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of PFGI Capital;
2. Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the statements  made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;
3. Based on my knowledge,  the  financial  statements,  and other  financial information  included in this  quarterly  report,  fairly  present in all material respects the financial condition, results of operations and cash flows of the  registrant  as of, and for,  the periods  presented in this quarterly report;
4. The  registrant's  other  certifying  officer and I are  responsible  for establishing  and  maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant  and we have:
   a) designed  such  disclosure  controls  and  procedures  to ensure  that
      material  information  relating  to  the  registrant,   including  its
      consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;
   b) evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
   c) presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed,  based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons  performing the equivalent functions):
   a) all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
      record,  process,   summarize  and  report  financial  data  and  have
      identified for the  registrant's  auditors any material  weaknesses in internal controls; and
   b) any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and
6. The registrant's  other  certifying  officer and I have indicated in this quarterly  report  whether  or not  there  were  significant  changes  in internal  controls or in other  factors that could  significantly  affect internal controls  subsequent to the date of our most recent  evaluation, including any corrective actions with regard to significant  deficiencies and material weaknesses.

Date: November 13, 2002                     /s/Christopher J. Carey
                                            -----------------------
                                              Christopher J. Carey
                                     President (Principal Executive Officer)

                Certification of Principal Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           and Securities and Exchange Commission Release 34-46427

I, Anthony M.  Stollings,  the principal  financial  officer of PFGI Capital
Corporation ("PFGI Capital"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of PFGI Capital;
2. Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the statements  made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;
3. Based on my knowledge,  the  financial  statements,  and other  financial information  included in this  quarterly  report,  fairly  present in all material respects the financial condition, results of operations and cash flows of the  registrant  as of, and for,  the periods  presented in this quarterly report;
4. The  registrant's  other  certifying  officer and I are  responsible  for establishing  and  maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant  and we have:
   a) designed  such  disclosure  controls  and  procedures  to ensure  that
      material  information  relating  to  the  registrant,   including  its
      consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;
   b) evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed,  based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons  performing the equivalent functions):
   a) all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
      record,  process,   summarize  and  report  financial  data  and  have
      identified for the  registrant's  auditors any material  weaknesses in internal controls; and
   b) any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and
6. The registrant's  other  certifying  officer and I have indicated in this quarterly  report  whether  or not  there  were  significant  changes  in internal  controls or in other  factors that could  significantly  affect internal controls  subsequent to the date of our most recent  evaluation, including any corrective actions with regard to significant  deficiencies and material weaknesses.

Date: November 13, 2002                     /s/Anthony M. Stollings
                                            -----------------------
                                              Anthony M. Stollings
                                    Controller (Principal Financial Officer)

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly  Report of PFGI Capital  Corporation  ("PFGI Capital") on Form
10-Q for the period ending September 30, 2002 (the "Report"), I, Christopher
J. Carey,  President  (Chief  Executive  Officer) of PFGI Capital,  certify, pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002, that to the best of my knowledge:

(1)The Report  fully  complies  with the  requirements  of section  13(a) or
   15(d) of the Securities Exchange Act of 1934; and

(2)The information  contained in the Report fairly presents, in all material respects,  the  financial  condition  and results of  operations  of PFGI
   Capital.

/s/Christopher J. Carey
-----------------------
Christopher J. Carey
President (Chief Executive Officer)

November 13, 2002

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER
         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly  Report of PFGI Capital  Corporation  ("PFGI Capital") on Form
10-Q for the period ending September 30, 2002 (the "Report"),  I, Anthony M.
Stollings,  Controller (Chief Financial  Officer) of PFGI Capital,  certify, pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report  fully  complies  with the  requirements  of section  13(a) or
   15(d) of the Securities Exchange Act of 1934; and

(2)The information  contained in the Report fairly presents, in all material respects,  the  financial  condition  and results of  operations  of PFGI
   Capital.

/s/Anthony M. Stollings
-----------------------
Anthony M. Stollings
Controller (Chief Financial Officer)

November 13, 2002