Form 10-K
period 2002-12-31
PFGI CAPITAL CORP
filed 2003-04-15
CIK 1172857

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the Fiscal Year Ended                                     Commission File
December 31, 2002                                                   1-8019-01

                           PFGI CAPITAL CORPORATION

Incorporated Under                                          IRS Employer I.D.
the Laws of Maryland                                           No. 04-3659419

                One East Fourth Street, Cincinnati, Ohio 45202
                    Phone: 1-800-851-9521 or 513-345-7102

Securities Registered Pursuant to Section 12(b) of the Act:
                                              Income PRIDES, $25 Stated Value

Securities Registered Pursuant to Section 12(g) of the Act:              None

Indicate  by check mark  whether  the  Registrant  (1) has filed all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months,  and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of  delinquent  filers  pursuant to Item
405 of Regulation S-K is not contained herein, and need not be contained,  to the best of  registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

All common stock is held by affiliates  of the  registrant as of December 31,
2002. As of February 28, 2003,  5,940,000  shares of common stock at $.01 per share par value were  outstanding.  The aggregate  market value of the common stock held by non-affiliates of the registrant as of the close of business on
June 30, 2002 is 0.

                     Documents Incorporated by Reference:

Information  Statement for the 2003 Annual Meeting of Shareholders  (portions which are incorporated by reference into Part III hereof).

                    Please address all correspondence to:

                             Anthony M. Stollings
                                  Controller
                           PFGI Capital Corporation
                            One East Fourth Street
                            Cincinnati, Ohio 45202

                           PFGI CAPITAL CORPORATION
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

PART I

PART II
   ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS ......................................... 21
   ITEM  6.  SELECTED FINANCIAL DATA ..................................... 22
   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ......................... 23
   ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ................................................. 29
   ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................. 30
   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ......................... 46
PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......... 46
   ITEM 11.  EXECUTIVE COMPENSATION ...................................... 46
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .............. 46
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............. 46
   ITEM 14.  CONTROLS AND PROCEDURES ..................................... 46
PART IV
   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

                         FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain  forward-looking  statements that are subject to numerous  assumptions,  risks or  uncertainties.  The  Private  Securities
Litigation  Reform  Act of 1995  provides a safe  harbor for  forward-looking statements. Actual results could differ materially from those contained in or
implied  by  such  forward-looking   statements  for  a  variety  of  factors
including: sharp and/or rapid changes in interest rates; prepayments of loans with fixed interest rates  resulting in reinvestment of the proceeds in loans with lower interest rates;  significant  changes in the anticipated  economic scenario which could  materially  change  anticipated  credit quality trends;
adverse   economic  and  other   developments   in  states  where  loans  are
concentrated; the possible exchange of Series A Preferred Stock for preferred shares of The Provident Bank at the direction of the Federal Reserve Board or the Ohio Division of Financial  Institutions  if The  Provident  Bank becomes undercapitalized;  the failure of PFGI  Capital  Corporation  to maintain its status as a REIT for  federal  income tax  purposes;  significant  changes in accounting,  tax, or regulatory practices or requirements;  and factors noted
in connection with  forward-looking  statements.  Additionally,  borrowers of loan  participations  could suffer  unanticipated  losses  without  regard to general  economic  conditions.  The result of these and other  factors  could cause differences from expectations in the level of defaults, changes in risk characteristics  of the loan  participation  portfolio,  and  changes  in the provision for loan  participation  losses.  Forward-looking  statements speak only as of the date made. PFGI Capital  Corporation  undertakes no obligation to update any  forward-looking  statements to reflect events or circumstances arising after the date on which they are made.

                           PFGI CAPITAL CORPORATION

                                    PART I

ITEM 1. BUSINESS
----------------

PFGI CAPITAL CORPORATION

General

PFGI  Capital   Corporation  (PFGI  Capital),   is  a  Maryland   corporation
incorporated on May 9, 2002. The principal business objective of PFGI Capital is to  acquire,  hold and manage  commercial  mortgage  loan assets and other authorized investments that will generate net income for distribution to PFGI
Capital's stockholders. As such, management views its financial condition and results of operations as one business segment. PFGI Capital has elected to be treated as a real  estate  investment  trust  (REIT) for  federal  income tax purposes.  As a REIT,  PFGI Capital  generally will not be liable for federal income tax to the extent that it distributes  its income to its  stockholders and continues to meet a number of other requirements.

In general,  the information in this document  relative to The Provident Bank
(the Bank) and Provident Financial Group, Inc. (Provident) is provided by the
Bank and Provident.

PFGI Capital is  consolidated  as a direct  subsidiary of the Bank, as all of
PFGI  Capital's  common  stock  is  owned  by the  Bank.  The  Bank,  an Ohio state-chartered  member bank of the Federal  Reserve  System,  is the primary subsidiary  and only banking  subsidiary of Provident.  The Bank's  financial statements and those of Provident's  are  substantially  the same.  Copies of
Provident's Form 10-K and all other SEC filings by Provident may be obtained, without charge, by contacting  Investor  Relations at (513) 345-7102 or (800)
851-9521.  These  reports  may also be obtained  via the  Internet at the web sites  of the Bank at  http://www.providentbank.com,  or the  Securities  and
Exchange Commission (SEC) at http://www.sec.gov.

PFGI Capital,  the Bank and Provident's  executive offices are located at One
East Fourth Street,  Cincinnati,  Ohio 45202.  Directors and officers of PFGI
Capital are:
  Christopher J. Carey - Director and President (Member of Executive Committee)
  James Berry - Director (Member of Audit and Compensation Committees)
  Dett Hunter - Director (Member of Audit and Compensation Committees)
  Mark E. Magee - Director and Secretary (Member of Executive Committee)
  Robert Pompey - Director
  J. David Rosenberg - Director (Member of Executive, Audit and Compensation
    Committees)
  John E. Rubenbauer - Director
  Anthony M. Stollings - Director and Controller
  Tayfun Tuzun - Director and Treasurer (Member of Compensation Committee)

The Registrar and Transfer Agent of PFGI Capital is:
  The Provident Bank
  One East Fourth Street
  Cincinnati, OH 45202
    Phone: 513-579-2384

                           PFGI CAPITAL CORPORATION

In connection with the startup of business,  PFGI Capital  acquired  mortgage assets from the Bank in an  aggregate  amount of  approximately  $330 million pursuant  to a  participation  agreement.  These  assets  were  comprised  of participation  interests in commercial  mortgage loans,  before the allowance for loan losses.  Since acquiring  these assets,  PFGI Capital has met all of the REIT qualification tests for federal income tax purposes.

Although PFGI Capital has the authority to acquire  interests in an unlimited number of  mortgage  assets  from  unaffiliated  third  parties,  all of PFGI
Capital's  interests in mortgage and other assets held was acquired  from the
Bank,  pursuant  to the  participation  agreement  between  the Bank and PFGI
Capital.  The Bank either  originated the mortgage assets or acquired them as part of the  acquisition of other  financial  institutions.  PFGI Capital may
also   acquire   from   time  to  time  a  limited   amount   of   additional
non-mortgage-related  securities.  PFGI  Capital  has  no  present  plans  or expectations to purchase  mortgage  assets or other assets from  unaffiliated third parties.

PFGI Capital's  participation interests do not entitle PFGI Capital to retain any portion of any late  payment  charges or  penalties,  assumption  fees or conversion  fees  collected and retained by the Bank in  connection  with the loans underlying PFGI Capital's participation interests serviced by the Bank.

General  Description  of Mortgage  Assets and Other  Authorized  Investments;
Investment Policy

In order to qualify as a REIT under the Internal  Revenue  Code, at least 75%
of the total value of PFGI Capital's assets must,  broadly speaking,  consist of  real  estate  assets,  which  includes  residential  mortgage  loans  and commercial mortgage loans, including  participation  interests in residential or commercial  or  residential  mortgage  loans;  mortgage-backed  securities eligible  to  be  held  by  REITs;  cash;  cash  equivalents  which  includes receivables  and government  securities;  and other real estate assets.  PFGI
Capital  refers  to these  types of assets as REIT  qualifying  assets.  PFGI
Capital may invest up to 25% of the value of its total  assets in other types of securities  (within the meaning of the Investment  Company Act). Under the
Investment  Company Act, the term  "security" is defined  broadly to include, among other things, any note, stock, treasury stock,  debenture,  evidence of indebtedness,  or  certificate  of  interest or  participation  in any profit sharing  agreement or a group or index of  securities.  The Internal  Revenue
Code also generally  requires that the value of any one issuer's  securities, other than those  securities  included in the 75% test,  may not exceed 5% by value of the total assets of PFGI  Capital.  In addition,  under the Internal
Revenue Code, PFGI Capital  generally may not own more than 10% of the voting securities  nor more than 10% of the value of the  outstanding  securities of any one issuer, other than those securities included in the 75% test.

                           PFGI CAPITAL CORPORATION

As of December 31, 2002,  nearly 100% of PFGI Capital's  assets were invested in REIT Qualifying Assets. PFGI Capital does not hold any securities nor does
PFGI Capital  intend to hold  securities  in any one issuer that exceed 5% of
PFGI Capital's total assets or more than 10% of the voting  securities of any one issuer.  PFGI Capital's assets consisted of the following at December 31,
2002:

                                                                   Percentage
                                                     Amount         of Total
              Type of Asset                      (In Thousands)      Assets
-----------------------------------------------------------------------------
Commercial Loan Participations                       $ 325,005          99.0%
Reserve for Participation Losses                        (3,250)         (1.0)
Interest Bearing Deposit with Provident Bank             5,357           1.6
Interest Receivable on Loan Participations               1,107           0.3
Other Assets                                               296           0.1
                                                     ---------         -----
  Total Assets                                       $ 328,515         100.0%
                                                     =========         =====

REITs  generally  are  subject to tax at the  maximum  corporate  rate on any income from foreclosure property,  other than income that would be qualifying income for purposes of the 75% gross income test,  less  deductible  expenses directly  connected with the production of such income.  Therefore,  prior to foreclosure  of any  underlying  loan acquired by PFGI Capital from the Bank,
PFGI Capital currently  intends to try to sell the participation  interest in the  underlying  loan back to the Bank.  The Bank will then bear all expenses related to the foreclosure after that time.

Commercial  Mortgage  Loans:  PFGI Capital holds  participation  interests in commercial  mortgage  loans that are secured by real  property such as office buildings;  multi-family  properties  of  five  units  or  more;  industrial, warehouse and self-storage  properties;  office and industrial  condominiums;
retail space; strip shopping centers; mixed use commercial properties; mobile home parks; nursing homes; hotels and motels;  churches and farms. Commercial mortgage  loans may not be fully  amortizing.  This  means that the loans may have a significant  principal  balance or "balloon"  payment due on maturity.
Additionally,  apart from the Bank's  commercial  mortgage  loan  origination
guidelines,   there  is  no  requirement  regarding  the  percentage  of  any commercial  real estate property that must be leased at the time PFGI Capital acquires a  participation  interest in a commercial  mortgage loan secured by such property nor are commercial  mortgage loans required to have third party guarantees.  Commercial  properties,  particularly  industrial  and warehouse properties,  generally are subject to relatively greater  environmental risks than  non-commercial  properties.  This  gives  rise to  increased  costs  of compliance with environmental laws and regulations.  The Bank may be affected by environmental  liabilities related to the underlying real property,  which could exceed the value of the real property. Although the Bank has exercised,
and  will  continue  to  exercise,   due  diligence  to  discover   potential
environmental   liabilities  prior  to  PFGI  Capital's  acquisition  of  any
participation  interests  in  loans  secured  by  such  property,   hazardous
substances  or wastes,  contaminants,  pollutants,  or their  sources  may be discovered on properties during PFGI Capital's ownership of the participation interests.  There can be no  assurance  that the Bank  would  not incur  full recourse  liability  for the entire  cost of any  removal  and  clean-up on a property it acquired in  foreclosure,  that the cost of removal and  clean-up would not exceed the value of the property, or that the Bank could recoup any of the costs from any third party.  Even though PFGI Capital  intends to sell back to the Bank the participation interest in any loan prior to foreclosure, the  discovery of these  liabilities  and any  associated  costs could have a

                           PFGI CAPITAL CORPORATION

material  adverse  effect on the fair value of that loan,  and therefore PFGI
Capital may not recover any or all of its investment in the underlying loan.

The credit  quality of a commercial  mortgage loan may depend on, among other factors:
o  the existence and structure of underlying leases;
o  the physical condition of the property,  including whether any maintenance has been deferred;
o  the creditworthiness of tenants;
o  the historical and anticipated level of vacancies;
o  rents on the property and on other  comparable  properties  located in the same region; o potential or existing environmental risks;
o  the  availability of credit to refinance the loan at or prior to maturity;
   and
o  the local and regional economic climate in general.

Foreclosures of defaulted  commercial mortgage loans generally are subject to a number of complicating  factors,  including  environmental  considerations, which are not  generally  present in  foreclosures  of  residential  mortgage loans.

Other  Assets:  Cash and Due From Banks  represent  cash received by the Bank from  borrowers for the payment of principal  and interest on the  underlying loans  deposited in a demand  deposit  account of the Bank for PFGI  Capital.
These  funds are  available  for the  purchase  of  additional  participation interests, payment of dividends and other operating expenses of PFGI Capital.

Other  assets also  include  accrued  interest on the loans  underlying  PFGI
Capital's  participation  interests,  which is  calculated by the Bank's loan accounting systems.

Dividend Policy

PFGI Capital expects to distribute  annually an aggregate amount of dividends with respect to its outstanding capital shares equal to approximately 100% of its REIT taxable  income (as  determined  before any  deduction for dividends paid and excluding any net capital gain).  In order to remain  qualified as a
REIT,  PFGI Capital is required to  distribute  annually at least 90% of such
REIT taxable income to its stockholders.

Dividends will be authorized and declared at the discretion of PFGI Capital's board of  directors.  Factors  that would  generally  be  considered  by PFGI
Capital's board of directors in making this  determination are PFGI Capital's distributable  funds,  financial  condition and capital needs,  the impact of current and pending  legislation and regulations,  economic  conditions,  tax considerations,  and PFGI Capital's  continued  qualification as a REIT. PFGI
Capital  currently  expects  that  both PFGI  Capital's  cash  available  for distribution  and its REIT  taxable  income  will be in excess of the amounts needed to pay dividends on all outstanding shares of preferred stock, even in the event of a significant drop in interest rate levels because:
o  substantially  all of PFGI Capital's  mortgage assets and other authorized investments are interest-earning;
o  all outstanding shares of PFGI Capital's  preferred stock represent in the aggregate only approximately 50% of PFGI Capital's  capitalization and, as a result,  the  scheduled  distributions  to be paid to PFGI  Capital with

                           PFGI CAPITAL CORPORATION

   respect to its participation interests will exceed the aggregate dividends to be paid on PFGI Capital Series A preferred stock;
o  with the prior  approval of PFGI  Capital's  independent  directors,  PFGI
   Capital may incur  indebtedness in an aggregate amount of no more than 20%
   of PFGI Capital's  stockholder's  equity as determined in accordance  with generally accepted accounting  principles:  provided that PFGI Capital may incur  indebtedness  in an aggregate  amount not to exceed  $10.0  million without such prior  approval so long as, at the time of incurrence of such indebtedness,  PFGI Capital's  outstanding common  stockholder's equity as determined in accordance with generally accepted accounting  principles is at least $150.0 million; and
o  PFGI  Capital  anticipates  that it will have cash  flows  from  principal payments on its commercial mortgage loan portfolio.

Accordingly, PFGI Capital expects that it will, after paying the dividends on all series and classes of preferred stock, pay dividends to the holder of its common stock in an amount  sufficient to comply with applicable  requirements regarding qualification as a REIT and to ensure that there will be no federal taxable income at the PFGI Capital level.

As an  alternative  to  distributing  a cash  dividend,  PFGI Capital has the option  of  distributing  to its  common  shareholder,  a  dividend  using  a procedure known as a "consent dividend",  as authorized by Section 565 of the
Internal Revenue Code. A consent  dividend  procedure is where a shareholder, on the last day of a REIT's  tax  year,  agrees  to treat as a  dividend  the amount  that the REIT so  designates,  without  any  distribution  of cash or property actually  occurring.  The effect of the consent dividend is that the
REIT is  considered  to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT.  The dollar amount of the consent  dividend is included, as if it were distributed,  in the calculation to determine that at least 90%
of a REIT's taxable income has been  distributed  to its  shareholders.  PFGI
Capital,  as a REIT,  receives a deduction for dividends  paid,  reducing its taxable income by the amount of the consent dividend, but without the need to have cash  available to  distribute.  For the year ending  December 31, 2002,
PFGI  Capital  and its  common  shareholder  have  agreed to use the  consent dividend  procedure.  As a result,  PFGI Capital will have  additional  funds available for investment  purposes  and/or for  distribution to its preferred shareholders  than if PFGI  Capital  had paid a cash  dividend  to the common shareholder.

Under  certain  circumstances,  including any  determination  that the Bank's relationship  with PFGI  Capital  results  in an unsafe and  unsound  banking practice,  the  Federal  Reserve  Board and the Ohio  Division  of  Financial
Institutions  will have the authority to issue an order that  restricts  PFGI
Capital's ability to make dividend  payments to PFGI Capital's  stockholders, including  holders of PFGI Capital Series A preferred  stock. The exercise of these powers to restrict  dividends on PFGI Capital Series A preferred  stock would  also have the  effect of  restricting  PFGI  Capital's  ability to pay dividends on its common stock and affect its status as a REIT.

Conflict of Interests and Related Policies

The Bank  controls  90% of the  voting  power of PFGI  Capital's  outstanding securities.  Accordingly,  the Bank will  continue to have the right to elect all  of  PFGI  Capital's  directors,  including  PFGI  Capital's  independent directors,  other than the two additional independent directors to be elected by the holders of PFGI Capital Series A preferred stock if PFGI Capital fails

                           PFGI CAPITAL CORPORATION

to pay  quarterly  dividends of $.484375  per share on PFGI Capital  Series A preferred stock for at least six consecutive  dividend periods.  In addition,
PFGI  Capital's  officers and six of its  directors  are also officers of the
Bank or its affiliates.  Because of the nature of PFGI Capital's relationship with  Provident  and the Bank,  it is likely that  conflicts of interest will arise with respect to certain  transactions  because Provident,  the Bank and their  affiliates  have  interests  which are not  identical to those of PFGI
Capital.

The Bank administers PFGI Capital's day-to-day  activities under the terms of a management  agreement  between PFGI Capital and the Bank. Since the parties to this  agreement  are  affiliated,  this  agreement  was not the  result of arms-length negotiations. Any future modification of the management agreement will  require  the  approval  of a  majority  of PFGI  Capital's  independent directors.  However,  since the Bank,  through its  ownership  of all of PFGI
Capital's  common  stock,  controls  the  election  of all of PFGI  Capital's
directors,   including  PFGI  Capital's  independent   directors,   any  such
modification also would not be the result of arms-length negotiations.  Thus, there  can be no  guarantee  that  future  modifications  will be on terms as favorable  to PFGI  Capital  as those  that  could  have been  obtained  from unaffiliated third parties.

Under the terms of the  management  agreement  between  PFGI  Capital and the
Bank,  PFGI Capital pays the Bank a monthly  management fee equal to (i) 1/12 multiplied by (ii) .10% multiplied by the average daily outstanding principal balance  of the  loans of PFGI  Capital  during  each  such  calendar  month.
Similarly,  PFGI Capital pays the Bank a monthly servicing fee under the term of the  participation  agreement  equal to (i) 1/12  multiplied by (ii) .125%
multiplied by the average daily outstanding principal balance of the loans of
PFGI  Capital  during each such  calendar  month.  PFGI  Capital and the Bank believe the combined 22.5 annual basis point charge is below  current  market rates that could be obtained for the management services and the servicing of commercial mortgage loans from independent parties.

Provident,  the owner of all the Bank's common  shares,  may have  investment goals and strategies  that differ from those of the holders of shares of PFGI
Capital Series A preferred stock. Nevertheless, PFGI Capital's investment and operating  strategies  will largely be directed by Provident and the Bank. In addition, neither Provident nor the Bank has a policy addressing treatment of new business  opportunities.  Thus, new business opportunities  identified by
Provident or the Bank may be directed to affiliates other than PFGI Capital.

PFGI  Capital is  dependent  on the  diligence  and skill of the officers and employees  of the  Bank  for  the  selection  and  structuring  of the  loans underlying  PFGI Capital's  participation  interests and PFGI Capital's other authorized  investments.  The Bank will select the amount, type, and price of loan participation interests and other assets which PFGI Capital will acquire from the Bank  and its  affiliates.  PFGI  Capital  anticipates  that it will continue to acquire all or  substantially  all of its assets from the Bank or its affiliates. To date, all participation interests have been transferred at the Bank's carrying value, which the parties believe approximates fair value.
Carrying value is the principal  amount  outstanding  plus accrued  interest.
Approximately 90% of the loan  participations  are adjustable rate loans. All
of  the  loans   underlying   both  the  fixed  rate  and   adjustable   rate
participations are current on principal and interest  payments.  Neither PFGI
Capital nor the Bank has obtained any third-party  valuations,  nor does PFGI
Capital  intend to do so in the  future.  Although  PFGI  Capital has adopted certain  policies to guide the acquisition  and disposition of assets,  these

                           PFGI CAPITAL CORPORATION

policies may be revised or  exceptions  may be approved  from time to time at the  discretion  of the board of directors  without a vote of PFGI  Capital's stockholders.  Changes in or exceptions  made to these  policies could permit
PFGI Capital to acquire lower quality assets.

PFGI  Capital is also  dependent  on the Bank and others for  monitoring  and servicing the loans underlying PFGI Capital's  participation  interests under the terms of the  participation  agreement between the Bank and PFGI Capital.
Since the parties to this agreement are affiliated, this agreement is not the
result  of  arms-length   negotiations.   Any  future   modification  of  the
participation  agreement  will  require  the  approval  of a majority of PFGI
Capital's  independent  directors.  However,  since  the  Bank,  through  its ownership of all of PFGI Capital's common stock, controls the election of all of PFGI Capital's directors,  including PFGI Capital's independent directors, any such  modification  would not be the result of  arms-length  negotiation.
Conflicts may arise as part of such servicing,  particularly  with respect to loans that are placed on nonaccrual status.  While PFGI Capital believes that the Bank will  diligently  pursue  collection of any  non-performing  assets, there can be no guarantee  that this will be the case.  Conflicts of interest between  PFGI Capital and the Bank may also arise in  connection  with making decisions that bear upon the credit  arrangements that the Bank may have with a borrower  under a loan.  The Bank could also seek to exercise its influence over PFGI Capital's  affairs so as to cause the sale of PFGI Capital's assets and their  replacement by lesser  quality  assets  purchased from the Bank or elsewhere.  Although these potential  conflicts exist,  PFGI Capital believes that the Bank will  service  the assets  with a view  toward  PFGI  Capital's interests.

The  requirement  in PFGI  Capital's  charter that certain of PFGI  Capital's actions be approved by a majority of PFGI Capital's  independent directors is intended to ensure fair dealings between PFGI Capital and the Bank. There can be no assurance, however, that such agreement or transaction will be on terms as favorable to PFGI Capital as could have been  obtained  from  unaffiliated third parties.

There  are no  provisions  in PFGI  Capital's  charter  limiting  any of PFGI
Capital's officers,  directors,  stockholders,  or affiliates from having any direct or indirect pecuniary interest in any asset to be acquired or disposed of by PFGI  Capital  or in any  transaction  in  which  PFGI  Capital  has an interest or from engaging in acquiring,  holding, and managing PFGI Capital's assets.  It is  expected  that the Bank and its  affiliates  will have direct interests in transactions with PFGI Capital  including,  without  limitation, the sale of assets to PFGI Capital;  however,  it is not anticipated that any of PFGI  Capital's  officers or  directors  will have any  interests  in such assets,  other than as  borrowers  or  guarantors  of loans  underlying  PFGI
Capital's  participation  interests,  in which  case such  loans  would be on substantially  the same terms,  including  interest  rates and  collateral on loans,  as those  prevailing  at the time for  comparable  transactions  with others and would not involve more than the normal risk of  collectibility  or present other unfavorable features.

Other Management Policies and Programs

General:  In administering PFGI Capital's  participation  interests and other authorized investments, the Bank has a high degree of autonomy. PFGI Capital, however, adopted certain policies to guide PFGI Capital's administration with respect to the  acquisition  and  disposition  of assets,  use of capital and
leverage,  credit  risk  management  and  certain  other  activities.   These

                           PFGI CAPITAL CORPORATION

policies,  which are discussed  below, may be amended or revised from time to time at the discretion of PFGI  Capital's  board of directors and, in certain circumstances  subject  to the  approval  of a  majority  of  PFGI  Capital's independent  directors,  but without a vote of PFGI  Capital's  stockholders, including holders of shares of PFGI Capital's Series A preferred stock.

Underwriting  Standards:  In connection  with the  acquisition  of commercial mortgage loan  participations  by PFGI Capital,  the Bank  represents to PFGI
Capital  that   substantially  all  of  the  mortgage  loans  underlying  the participation interests acquired by PFGI Capital were originated generally in accordance with underwriting policies customarily employed by the Bank during the period in which the commercial mortgage loans were originated.  It is the policy  of the  Bank to  make  commercial  mortgage  loans  primarily  in the geographic  areas in which the Bank is doing  business,  normally  a l00-mile radius of Cincinnati,  Dayton,  Columbus and Cleveland,  Ohio;  Indianapolis,
Indiana; Pittsburgh,  Pennsylvania;  and Sarasota, Florida. However, the Bank
may lend in geographic areas beyond these areas,  provided the mortgage loans otherwise  comply  with the  Bank's  investment  policies.  The  Bank  avoids transactions  perceived to have  unacceptably high risk, as well as excessive industry,  type of collateral and other  concentrations.  It is the policy of the Bank that no more than two-thirds of the Bank's commercial mortgage loans cover properties that are not stabilized at any one time.

Some of the loans,  however, were acquired by the Bank in connection with the acquisition of other financial institutions. Prior to acquiring any financial institution,  the Bank  performed  due diligence  procedures  to, among other
things,   assess  the  overall  quality  of  the  target  institution's  loan
portfolio.   These  procedures   included  the  examination  of  underwriting
standards used in the origination of loan products by the target institution, the review of loan documents and the contents of selected loan files, and the verification  of the  past due  status  and  payment  histories  of  selected borrowers.  Through  its  due  diligence  procedures,  the  Bank  obtained  a sufficient level of comfort pertaining to the underwriting  standards used by the target  institution  and their influence on the quality of the portfolio.
Even though the Bank did not and does not warrant those  standards,  the Bank found them  acceptable  in comparison  to its own  underwriting  standards in cases where the Bank had made a favorable decision to acquire the institution as a whole.

The  underwriting  standards  imposed  by the  Bank in  connection  with  the origination of the commercial  mortgage  loans  underlying the  participation interests  acquired by PFGI  Capital  include  careful  consideration  of the borrower's overall  creditworthiness and capacity to service debt independent of the income generated from the underlying property. In most instances, cash equity is required in each  commercial  mortgage loan  transaction  to reduce debt to a level where the income of the property can comfortably service that debt. In other instances  where income from the underlying  property does not provide  adequate debt service  coverage  margins,  additional  collateral is required to offset any perceived deficiency.  In the case of properties where the stability of the income stream may be in question,  such as  construction and  development  situations,  the Bank requires the borrower to have met the pre-leasing  and  pre-sale  standard  designated  by the Bank for the type of property.

The  underwriting  procedures and  guidelines  taken into account by the Bank include such factors as:
o  demographic factors, including population and employment trends;
o  current and projected vacancy, construction and absorption rates;

                           PFGI CAPITAL CORPORATION

o  current  and  projected  lease  terms,  rental  rates  and  sales  prices, including concessions;
o  economic  indicators,  including trends and diversification of the lending area;
o  valuation trends, including discount and direct capitalization rates;
o  amount and credit rating of additional collateral;
o  the net worth and credit rating of the borrower,  as well as its operating and liquidity ratios;
o  the existence of a guarantee;
o  the management ability of the borrower,  including its business experience and financial soundness;
o  the characteristics of the specific project financed; and
o  such other economic,  demographic,  or other factors as in the judgment of the Bank might affect the value of the  collateral  and the ability of the borrower to service the loan.

Asset Acquisition and Disposition  Policies:  PFGI Capital adopted the policy of  purchasing  from  the  Bank  or its  affiliates  participation  interests generally in mortgage loans that:
o  are  performing,  meaning they have no more than two payments past due, if any,
o  are in accruing status,
o  are secured by real property such that they are REIT qualifying, and
o  have not been previously sold,  securitized or charged-off either in whole or in part.

PFGI Capital's  policy also will allow for investment in assets which are not
REIT  qualifying  assets up to but not exceeding  the  statutory  limitations imposed on  organizations  that qualify as a REIT.  PFGI Capital,  under this policy,  will have the  discretion  to purchase  other assets to maximize its return to stockholders.

From time to time PFGI Capital acquires participation interests in additional commercial  mortgage  loans  from  the  Bank  or its  affiliates  on a  basis consistent  with secondary  market  standards  pursuant to the  participation agreement.  These  acquisitions  are made out of  proceeds  received  by PFGI
Capital in connection with the repayment or disposition of loan participation interests in PFGI Capital's portfolio.  Although PFGI Capital is permitted to do so, PFGI Capital has no present plans or  intentions to purchase  loans or loan participation  interests from unaffiliated  third parties.  PFGI Capital currently  anticipates  that additional  participation  interests in mortgage loans acquired by PFGI Capital will be of the types described above under the
heading  "Business:   General   Description  of  Mortgage  Assets  and  Other
Authorized  Investments;  Investment  Policy,"  although  PFGI Capital is not precluded from  purchasing  additional  types of loans or loan  participation interests.

PFGI Capital may acquire from time to time limited  amounts of  participation
interests  in  loans  that  are  not  commercial   mortgage  loans,  such  as
residential  mortgage loans and equipment  loans.  PFGI Capital also may from time to time  acquire  a  limited  amount  of other  authorized  investments.
Although   PFGI   Capital   currently   does  not  intend  to   acquire   any
mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family  residential or multi-family  real estate  properties  located  throughout the United States,
PFGI Capital is not restricted from doing so. PFGI Capital does not intend to

                           PFGI CAPITAL CORPORATION

acquire any interest-only or principal-only  mortgage-backed securities. PFGI
Capital  also  will  not  be  precluded  from  investing  in  mortgage-backed securities  when the Bank is the  sponsor or issuer.  PFGI  Capital  does not intend to acquire any mortgage-backed securities that are not backed by pools of commercial real estate properties.

PFGI  Capital  currently  anticipates  that it will not  acquire the right to service any loan underlying a participation  interest that it acquires in the future and that the Bank will act as servicer of any such  additional  loans.
PFGI Capital anticipates that any future servicing  arrangement with the Bank will contain fees and other terms that would be  substantially  equivalent to or more  favorable  to PFGI  Capital  than those that would be  contained  in servicing arrangements entered into with third parties unaffiliated with PFGI
Capital.

PFGI Capital has a policy of not acquiring any participation  interest in any mortgage loan that  constitutes  more than 9% of the total book value of PFGI
Capital's assets at the time of acquisition.

PFGI  Capital has a policy of  reinvesting  the  proceeds  of PFGI  Capital's assets in other  interest-earning  assets so that PFGI  Capital's  funds from operations  over any period of four fiscal  quarters will be  anticipated  to equal or exceed  140% of the amount that would be required to pay full annual dividends  on  PFGI  Capital  Series  A  preferred  stock,  except  as may be necessary to maintain PFGI Capital's status as a REIT. PFGI Capital's charter provides that PFGI Capital cannot amend or change this policy with respect to the  reinvestment of proceeds  without the consent or affirmative vote of the holders  of at least two thirds of PFGI  Capital  Series A  preferred  stock, voting as a separate class.

Credit Risk Management Policies:  The Bank represents to PFGI Capital that at least  95%  of the  participation  interests  acquired  in  the  future  will represent  commercial  mortgage  loans  in which  the  Bank has a first  lien position and will be  originated  by the Bank,  one of its  affiliates  or an unaffiliated  third party in the ordinary  course of its real estate  lending activities  based  on the  underwriting  standards  generally  applied  by or substantially similar to those applied by the Bank at the time of origination for its own account.  The Bank also represents to PFGI Capital that all loans will be  serviced  by or  through  the  Bank  pursuant  to the  participation agreement,  which  requires  servicing in conformity  with any loan servicing guidelines promulgated by PFGI Capital.

Other  Policies:  PFGI  Capital  intends to operate in a manner that will not subject PFGI Capital to  regulation  under the  Investment  Company Act. PFGI
Capital does not intend to:
o  borrow money at any time other than indebtedness  incurred by PFGI Capital with the prior  approval of PFGI  Capital's  independent  directors  in an aggregate amount not to exceed 20% of PFGI Capital's  stockholders' equity as determined in accordance with generally accepted accounting principles;
   provided,  that PFGI Capital may incur indebtedness in an aggregate amount not to exceed $10.0 million without such prior approval so long as, at the time of incurrence of such indebtedness, PFGI Capital's outstanding common stockholder's equity is at least $150.0 million;
o  invest in the  securities  of other  issuers for the purpose of exercising control over such issuers;
o  underwrite securities of other issuers;
o  actively trade in loans or other investments;

                           PFGI CAPITAL CORPORATION

o  offer securities in exchange for property; or
o  make loans to third parties,  including its officers,  directors, or other affiliates.

The  Investment  Company  Act  exempts  entities  that,  directly  or through majority-owned  subsidiaries,  are  "primarily  engaged  in the  business  of purchasing or otherwise  acquiring mortgages and other liens on and interests in real  estate."  PFGI  Capital  refers  to these  interests  as  Qualifying
Interests. Under current interpretations by the staff of the SEC, in order to qualify for this exemption,  PFGI Capital,  among other things, must maintain at least 55% of its  total  assets in  Qualifying  Interests  and also may be required to  maintain an  additional  25% of its total  assets in  Qualifying
Interests or other real  estate-related  assets. The assets that PFGI Capital may acquire,  therefore,  may be limited by the  provisions of the Investment
Company  Act.  PFGI  Capital  established  a policy  of  limiting  authorized investments which are not Qualifying Interests or real estate-related  assets to no more than 20% of the value of PFGI Capital's total assets.

PFGI Capital may, under certain circumstances, purchase PFGI Capital Series A preferred  stock and other stock in the open market or  otherwise.  Except to the extent of any  remarketed  PFGI Capital  Series A preferred  stock,  PFGI
Capital has no present intention of repurchasing any of PFGI Capital's stock, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

PFGI Capital  intends to distribute to its  stockholders,  in accordance with the Exchange Act, annual reports containing  financial statements prepared in accordance  with generally  accepted  accounting  principles and certified by
PFGI Capital's independent auditors.  PFGI Capital's charter provides that it will maintain PFGI Capital's status as a reporting company under the Exchange
Act  for so  long  as  any of  PFGI  Capital  Series  A  preferred  stock  is outstanding and held by unaffiliated stockholders.

PFGI Capital  intends to make  investments and operate its business in such a manner  consistent  with the  requirements  of the  Internal  Revenue Code to qualify as a REIT and to elect to be treated as a REIT for federal income tax
purposes.   However,   future   economic,   market,   legal,   tax  or  other
considerations  may cause  PFGI  Capital's  board of  directors,  subject  to approval by a majority of PFGI Capital's independent directors,  to determine that it is in PFGI  Capital's  best  interest  and the best  interest of PFGI
Capital's  stockholders  to  revoke  PFGI  Capital's  status  as a REIT.  The
Internal  Revenue Code  prohibits  PFGI Capital from electing REIT status for the four taxable years following the year of such revocation.

Servicing

The loans underlying PFGI Capital's  participation  interests are serviced by the Bank  pursuant to the terms of the  participation  agreement  between the
Bank and PFGI Capital.

Under the participation  agreement,  the Bank has the right in its discretion to give consents, waivers and modifications of the loan documents to the same extent as if the loans were wholly owned by the Bank; provided, however, that the  Bank  may not do the  following  without  the  written  consent  of PFGI
Capital:
o  waive any payment default;
o  extend the maturity of the loans;

                           PFGI CAPITAL CORPORATION

o  reduce the rate or rates of interest with respect to the loans;
o  forgive or reduce the principal sum of the loans;
o  increase the lending formula or advance rates; or
o  amend or modify the financial covenants contained in the loan documents in any way that would make such financial covenants less restrictive.

The Bank has the right to accept payment or prepayment of the whole principal sum and accrued  interest in  accordance  with the terms of the loans,  waive prepayment charges in accordance with the Bank's policy for loans in which no participation  interest has been granted and accept  additional  security for the loans. No specific term is specified in the participation  agreement. The participation  agreement may be terminated by mutual agreement of the parties at any time,  without penalty.  Due to the relationship  between the Bank and
PFGI  Capital,  PFGI  Capital  does not  anticipate  that  the  participation agreement will be terminated by either party in the foreseeable future.

The  Bank,  in its role as  servicer  under  the  terms of the  participation agreement,  receives a servicing  fee designed as a  reimbursement  for costs incurred to service the  underlying  loans.  PFGI Capital will pay the Bank a monthly  servicing fee equal to (i) 1/12 multiplied by (ii) .125%  multiplied by the  average  daily  outstanding  principal  balance  of the loans of PFGI
Capital  during  each such  calendar  month.  Based on these  formulas,  PFGI
Capital paid the Bank servicing  compensation of $221,000 for the period from
June 12,  2002  (commencement  of  operations)  to  December  31,  2002.  The participation  agreement  does not limit or cap the servicing fees payable to the Bank.  Other than the  compensation  referred to in this  paragraph,  the management  fee  referred to in  "Business:  Other  Management  Policies  and
Programs - Management",  PFGI Capital pays no other  compensation to the Bank or its affiliates.  The Bank does, however,  receive certain non-compensation benefits from its relationship with PFGI Capital.

The participation agreement requires the Bank to service the loans underlying
PFGI Capital's  participation  interests in a manner substantially similar to work performed by the Bank for  transactions  on its own behalf.  The Bank or its affiliates  collect and remit principal and interest  payments,  maintain perfected  collateral  positions and submit and pursue insurance claims.  The
Bank and its  affiliates  also  provide  accounting  and  reporting  services required by PFGI Capital for PFGI  Capital's  participation  interests.  PFGI
Capital also may direct the Bank to dispose of any mortgage loans at the time the real  property  securing the mortgage  loan becomes  classified as a OREO property,  the  mortgage  loan is in  default  or placed in a  non-performing status,  or, when any other  development  occurs that  adversely  affects the value of the mortgaged  property,  the borrower's  financial condition or its ability  to  repay  the loan in  accordance  with its  terms,  including  any renegotiation  of  loan  terms  due to  the  financial  deterioration  of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation agreement, including any payment to its affiliates for servicing the loans.  The Bank or its affiliates may institute foreclosure proceedings at the direction of PFGI Capital,  exercise any power of sale contained in any mortgage or deed of trust,  obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged  property  underlying a mortgage loan by operation of law or otherwise in  accordance  with the terms of the participation agreement.

Prior  to  foreclosure  of  any  commercial  mortgage  loan  underlying  PFGI
Capital's  participation  interests  acquired  by it  from  the  Bank  or its affiliates,  PFGI Capital  currently intends to try to sell the participation

                           PFGI CAPITAL CORPORATION

interest in the  underlying  commercial  mortgage loan back to the Bank.  The
Bank will then bear all expenses related to the foreclosure after that time.

Management

The  day-to-day  operations  of PFGI Capital will be managed  pursuant to the terms of the  management  agreement  between the Bank and PFGI  Capital.  The
Bank,  in its role as manager  under the terms of the  management  agreement, will receive a management fee designed as a reimbursement  for costs incurred to manage PFGI Capital.  The Bank is required to pay all expenses  related to the performance of its duties under the management  agreement,  including any payment to its  affiliates  for managing PFGI Capital.  PFGI Capital will pay the Bank a monthly  management fee equal to (i) 1/12  multiplied by (ii) .10%
multiplied by the average daily outstanding principal balance of the loans of
PFGI Capital during each such calendar month.  Based on these formulas,  PFGI
Capital paid the Bank management  compensation of approximately  $177,000 for the period from June 12, 2002  (commencement  of  operations) to December 31.
2002.  No specific  term is specified in the  management  agreement,  and the management  agreement may be terminated by mutual agreement of the parties at any time, without penalty.  Due to the relationship between the Bank and PFGI
Capital,  PFGI Capital does not anticipate that the management agreement will be terminated by either party in the foreseeable future.

Employees

PFGI Capital has four  executive  officers.  PFGI Capital does not anticipate that PFGI Capital will require any  employees  because  employees of the Bank and its  affiliates  are  servicing  the loans and  managing  the  day-to-day operations and affairs of PFGI Capital under the participation and management agreements. All of PFGI Capital's officers are also officers and/or employees of  Provident  and/or the Bank.  PFGI Capital  intends to maintain  corporate records and audited  financial  statements  that are  separate  from those of
Provident and the Bank.

Although there are no restrictions or limitations contained in PFGI Capital's charter or bylaws,  PFGI  Capital  does not  anticipate  that PFGI  Capital's officers or directors will have any direct or indirect  pecuniary interest in any asset to be acquired or disposed of by PFGI Capital or in any transaction in which PFGI  Capital has an interest or will engage in  acquiring,  holding and managing  assets,  other than as borrowers or  guarantors  of  commercial mortgage loans underlying PFGI Capital's  participation  interests,  in which case such commercial mortgage loans would be on substantially the same terms, including interest rates and collateral,  as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectibility or present other unfavorable features.

Competition

In order to qualify as a REIT under the Internal  Revenue Code,  PFGI Capital cannot engage in the business of originating loans. PFGI Capital  anticipates that it will  continue to possess  participation  interests  in mortgage  and other  loans  in  addition  to  those  in  the  current  portfolio  and  that substantially  all of these  loans will be owned by the Bank,  although  PFGI
Capital may purchase loans from unaffiliated third parties. Accordingly, PFGI
Capital does not expect to compete with mortgage conduit programs, investment banking  firms,  savings  and  loan  associations,  banks,  thrift  and  loan associations,  finance companies,  mortgage bankers or insurance companies in acquiring loans.

                           PFGI CAPITAL CORPORATION

Regulatory Matters

The Bank, an Ohio state-chartered  member bank of the Federal Reserve System, and its subsidiaries,  including PFGI Capital, are subject to supervision and examination by applicable  federal and state banking agencies,  including the
Federal  Reserve,  FDIC and the Ohio Division of Financial  Institutions.  In
addition to the impact of federal and state regulation,  the Bank is affected significantly  by the actions of the Federal  Reserve Board as it attempts to control the money supply and credit  availability  in order to influence  the economy.

Overview of the Prides

PFGI Capital and Provident issued 6,600,000 units of PRIDES to the public for
$165,000,000.  The proceeds of this issuance were used to purchase commercial mortgage  loan  participations  from the Bank.  Each PRIDES is comprised of a unit consisting of:
(1) a forward purchase  contract  pursuant to which (a) the holder will agree to purchase,  and Provident  will agree to sell, for $25, newly issued shares of Provident common stock on August 17, 2005, the number or fraction of which will be  determined  by the  settlement  rate  described  below,  based on an average trading price of Provident  common stock for a period  preceding that date; and (b) Provident will make unsecured contract  adjustment  payments to the holder at a rate of 1.25% of the stated amount per year,  paid quarterly, subject to Provident's right to defer these payments, and
(2) one share of PFGI  Capital  Series A preferred  stock with a  liquidation
preference   of  $25,  on  which  PFGI  Capital  will  pay   dividends  on  a
non-cumulative basis at the rate of 7.75%.

Each forward  purchase  contract  obligates  the holder to buy, on August 17,
2005, for $25.00,  a number of newly issued shares of Provident  common stock equal to the  settlement  rate.  The  settlement  rate will be  calculated as follows:

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

Holders of PFGI Capital's  Series A preferred  stock are entitled to receive, if, when,  and as  authorized  and declared by the board of directors  out of legally available assets,  non-cumulative cash dividends at the rate of 7.75%
per annum of the  initial  liquidation  preference  which is $25.00 per share
($1.9375 per share).  Dividends on the  preferred  stock will be payable,  if authorized and declared,  quarterly in arrears on February 17, May 17, August
17 and November 17 of each year, or if any such day is not a business day, on the next  business  day. The  preferred  stock will rank senior to the common stock of PFGI  Capital as to  dividend  rights and rights  upon  liquidation, winding up or dissolution.

                           PFGI CAPITAL CORPORATION

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

RISK FACTORS

CHANGE IN THE PRICE OF PROVIDENT COMMON STOCK.

The market value of the shares of Provident common stock that the holder will receive on settlement of a forward  purchase  contract on August 17, 2005 may be materially different from the effective price per share paid by the holder on  settlement  as a result of a variety of factors.  If the average  trading price of Provident  common stock on the  settlement  date is less than $24.42 per share, the holder will, on settlement,  be required to purchase shares of common stock at a loss.  Accordingly,  a holder of PRIDES  assumes the entire risk that the market value of Provident common stock may decline.

The aggregate  market value of the shares of Provident  common stock that the holder will receive upon settlement of a forward purchase contract  generally will exceed the stated  amount of $25 only if the average  closing  price per

                           PFGI CAPITAL CORPORATION

share of Provident  common  stock over the  20-trading  day period  preceding settlement equals or exceeds $29.0598,  which is referred to as the threshold appreciation  price. If the average  closing price exceeds  $24.42,  which is
referred  to  as  the  reference   price,   but  falls  below  the  threshold
appreciation  price,  the  holder  will  realize  no equity  appreciation  on
Provident  common  stock for the  period  during  which the  holder  owns the forward purchase  contract.  Furthermore,  if the applicable  average closing price exceeds the threshold  appreciation  price, the value of the shares the holder will receive under the forward purchase contract will be approximately
84% of the value of the shares the holder could have purchased with $25.

U.S. FEDERAL INCOME TAX LAWS AND CONSEQUENCES

No statutory,  judicial or administrative  authority  directly  addresses the treatment  of PRIDES or  instruments  similar  to PRIDES  for  United  States federal  income tax purposes.  As a result,  the United States federal income tax  consequences  of the purchase,  ownership and  disposition of the PRIDES
(including  the timing and the character of a holder's  gain,  income or loss with respect to the PRIDES) are unclear.

No assurance can be given that PFGI Capital will be able to operate in such a manner so as to remain  qualified as a REIT for United States  federal income tax  purposes.  Qualification  as a REIT involves the  application  of highly technical  and complex tax law  provisions  for which there are only  limited judicial or administrative  interpretations  and involves the satisfaction of various factual  requirements not entirely within PFGI Capital's control.  No assurance  can be given  that new  legislation,  regulations,  administrative interpretations,  or court  decisions will not  significantly  change the tax laws with  respect  to  qualification  as a REIT or the  federal  income  tax consequences  of  such  qualification  in a way  that  would  materially  and adversely affect PFGI Capital's ability to operate. Any such new legislation, regulation,  interpretation,  or  decision  could be the basis of a Tax Event that would,  with the prior written approval of the Federal Reserve Board and the Ohio  Division of Financial  Institutions,  permit PFGI Capital to redeem
PFGI Capital Series A preferred stock.

If PFGI  Capital  were to fail to qualify as a REIT,  the  dividends  on PFGI
Capital's stock,  including PFGI Capital Series A preferred stock,  would not be  deductible  by PFGI  Capital for  federal  income tax  purposes  and PFGI
Capital  would be  subject  to  federal  income  tax in the same  manner as a regular,  domestic  corporation.  Thus PFGI  Capital (or, in the likely event that  PFGI  Capital  also  became  part of the  consolidated  group  of which
Provident is the parent, such consolidated group) likely would face a greater tax liability and the amount of income  available for distribution to holders of PFGI Capital Series A preferred stock would be reduced.

If in any taxable year PFGI Capital  fails to qualify as a REIT,  unless PFGI
Capital is  entitled  to relief  under  certain  statutory  provisions,  PFGI
Capital  would also be  disqualified  from  treatment  as a REIT for the four taxable years following the year PFGI Capital's qualification was lost.

To qualify as a REIT, PFGI Capital will,  broadly speaking,  be required each year to distribute as dividends to PFGI Capital's  stockholders  at least 90%
of PFGI Capital's taxable income,  excluding capital gains. Failure to comply with this  requirement  would result in PFGI Capital  being subject to tax at regular  corporate  rates. In addition,  PFGI Capital will be subject to a 4%
nondeductible  excise  tax on  the  amount  by  which  certain  distributions

                           PFGI CAPITAL CORPORATION

considered as paid by PFGI Capital with respect to any calendar year are less than the sum of:
o  85% of PFGI Capital's ordinary income for the calendar year,
o  95% of PFGI Capital's capital gains net income for the calendar year, and
o  100% of undistributed taxable income from prior periods.

Although PFGI Capital  currently  intends to operate in a manner  designed to qualify  it  as  a  REIT,  future  economic,  market,  legal,  tax  or  other considerations  may cause PFGI  Capital to  determine  that it is in its best interests and the best  interests of holders of PFGI  Capital's  common stock and preferred stock to revoke the REIT election.  Any such  determination  by
PFGI Capital may be made  without  stockholder  approval  but, as long as any share of REIT  Series A preferred  stock are  outstanding,  will  require the approval of a majority of PFGI Capital's independent directors.

POTENTIAL DIVIDEND RESTRICTIONS BY BANK REGULATORS

Because  PFGI  Capital  is  a  direct  subsidiary  of  the  Bank,  regulatory authorities  will have the right to examine PFGI  Capital and PFGI  Capital's activities and, under certain  circumstances,  to impose  restrictions on the
Bank or PFGI Capital.  Such restrictions  could impact PFGI Capital's ability to  conduct  business  pursuant  to PFGI  Capital's  business  plan and could
adversely   affect  PFGI  Capital's   financial   condition  and  results  of
operations.

If the Federal  Reserve Board or the Ohio Division of Financial  Institutions
determines  that the  Bank's  relationship  with PFGI  Capital  results in an unsafe and unsound banking practice, the Bank's regulators have the authority to:
o  restrict PFGI Capital's ability to transfer assets;
o  restrict PFGI Capital's ability to make distributions to its stockholders, including  dividends  to  holders  of  shares  of PFGI  Capital  Series  A preferred stock;
o  restrict PFGI Capital's ability to redeem its preferred stock; or
o  require the Bank to sever its relationship with PFGI Capital or divest its ownership of PFGI Capital.

Some of these  actions by the Federal  Reserve  Board or the Ohio Division of
Financial  Institutions  would likely  result in a failure of PFGI Capital to qualify as a REIT.

Payment of dividends of PFGI Capital'  Series A preferred stock could also be
subject  to   regulatory   limitations   if  the  Bank   becomes   less  than
"well-capitalized"  for purposes of regulations issued by the Federal Reserve
Board.  Under  these   regulations,   the  Bank  will  be  deemed  less  than
"well-capitalized"  if it has a total  risk-based  capital ratio of less than
10.0%;  a Tier 1 risk-based  capital ratio of less than 6.0%;  and a leverage ratio of less than 5.0%.  At December 31, 2002,  the Bank's total  risk-based capital ratio was 11.36%,  its Tier 1 risk-based  capital ratio was 8.19% and its leverage ratio was 6.77%.  While the Bank intends to maintain its capital ratios in excess of the  "well-capitalized"  levels under these  regulations, there can be no  assurance  that the Bank will be able to do so. The exercise of the Federal  Reserve  Board's power to restrict  dividends on PFGI Capital
Series A preferred stock would,  however, also have the effect of restricting the payment of  dividends on PFGI  Capital's  common stock and all series and classes of preferred  stock. The inability to pay dividends on PFGI Capital's
common  stock  would   prevent  PFGI  Capital  from  meeting  the   statutory

                           PFGI CAPITAL CORPORATION

requirement in effect for a REIT to distribute 90% of its taxable income and, therefore,  would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

If PFGI  Capital had to be treated for tax purposes in the same manner as the other  consolidated  subsidiaries  of the Bank,  rather than as a REIT,  PFGI
Capital's loss of tax benefits would be directly and immediately felt by PFGI
Capital's stockholders.

Provident  has  restated  its  operating  results  for  prior  periods.   The
restatement  was a result  of  unintentional  errors  in the  accounting  for certain leases.  The results of the restatement are reflected for all periods reported upon in Provident's Form 10-K for the year ended December 31, 2002.

Legal and  regulatory  limitations  on the payment of  dividends  by the Bank could also affect PFGI  Capital's  ability to pay  dividends to  unaffiliated third  parties,  including  the  holders of shares of PFGI  Capital  Series A preferred  stock.  Regulatory  approval  is  required  prior  to  the  Bank's declaration of any dividends in excess of available  retained  earnings.  The amount of  dividends  that may be  declared  without  regulatory  approval is further  limited to the sum of net income for the current  year and  retained net income  for the  preceding  two years,  less any  required  transfers  to surplus or common stock.  At December 31, 2002,  the Bank could without prior
regulatory  approval  and  absent  contrary   supervisory   guidance  declare
dividends in 2003 of  approximately  $30.2 million plus an additional  amount equal to its net income through the date of  declaration in 2003.  Since PFGI
Capital is a member of the Bank's consolidated  group,  payment of common and preferred  dividends by the Bank and/or any member of its consolidated  group to unaffiliated third parties,  including PFGI Capital's payment of dividends to the  holders of shares of PFGI  Capital  Series A preferred  stock,  would require  regulatory  approval if aggregate  dividends on a consolidated basis exceed these limitations.

CONFLICT OF INTERESTS

PFGI  Capital  has no  employees.  The Bank  performs  all of PFGI  Capital's business operations. All of PFGI Capital's officers and six of PFGI Capital's directors are also  officers of the Bank or its  affiliates.  PFGI  Capital's common  officers  with the Bank devote less than 5% of their time to managing
PFGI Capital's  business.  Three directors are independent  directors who are not  employed by or  otherwise  affiliated  with PFGI  Capital,  nor are they officers,  directors or other  affiliates of Provident or the Bank.  The Bank controls 90% of the voting power of PFGI Capital's  outstanding  shares. As a result,  the Bank has the  right to elect  all of PFGI  Capital's  directors, including PFGI Capital's independent directors, except for the two additional independent  directors to be elected by the holders of PFGI Capital  Series A preferred stock if PFGI Capital fails to pay dividends on PFGI Capital Series
A preferred stock for at least six consecutive dividend periods. The Bank and its  affiliates  have interests that are not identical to PFGI Capital's and, therefore,  conflicts  of  interest  may arise with  respect to  transactions between or among Provident, the Bank and PFGI Capital.

PFGI  Capital is  dependent  on the  diligence  and skill of the officers and employees  of the  Bank  for  the  selection  and  structuring  of the  loans underlying  PFGI Capital's  participation  interests and PFGI Capital's other authorized  investments.  The Bank will select the amount, type, and price of loan participation  interests and other assets that PFGI Capital will acquire from the Bank.  Although  these  purchases  are made  within  the  investment

                           PFGI CAPITAL CORPORATION

policies of PFGI Capital,  which are described under the caption  "Business -
Other  Management  Policies and Programs - Asset  Acquisition and Disposition
Policies,"  neither PFGI  Capital nor the Bank has  obtained any  third-party valuations,  nor does PFGI  Capital  intend to do so in the future.  Although
PFGI  Capital  has adopted  certain  policies  to guide the  acquisition  and disposition  of assets,  these  policies may be revised or exceptions  may be approved  from  time to time at the  discretion  of the  board  of  directors without a vote of PFGI Capital's stockholders.  Changes in or exceptions made to these policies could permit PFGI Capital to acquire lower quality assets.

The Bank may seek to exercise its influence over PFGI Capital's affairs so as to cause the sale of PFGI  Capital's  assets and their  replacement by lesser quality assets  purchased from the Bank or its affiliates or elsewhere.  This could adversely affect PFGI Capital's  business and PFGI Capital's ability to pay dividends on PFGI Capital Series A preferred stock.

CHANGES IN INTEREST RATES AND COLLATERAL VALUES

A substantial  portion of PFGI Capital's income consists of interest payments on the commercial  mortgage  loans  underlying  PFGI Capital's  participation interests.  At  December  31,  2002,  89% of the  commercial  mortgage  loans underlying  PFGI  Capital's  participation  interests,  as  measured  by  the aggregate  outstanding  principal amount,  bore interest at adjustable rates, and the  remainder  bore  interest  at fixed  rates.  Adjustable  rate  loans decrease the risks to a lender  associated with changes in interest rates but involve  other  risks.  As interest  rates rise,  the payment by the borrower rises to the extent  permitted  by the terms of the loan,  and the  increased interest  obligation  increases the potential for default.  At the same time, the  marketability  of the underlying  property may be adversely  affected by higher interest rates. In a declining interest rate environment, there may be
an  increase  in   prepayments  on  the  loans   underlying   PFGI  Capital's
participation  interests as the borrowers  refinance their mortgages at lower interest  rates.  Under these  circumstances,  PFGI  Capital may find it more difficult to purchase  additional  participation  interests in mortgage loans bearing  interest at rates sufficient to support the payment of the dividends on PFGI Capital Series A preferred stock. Because the rate at which dividends are  required to be paid on PFGI Capital  Series A preferred  stock is fixed, there can be no assurance that a declining  interest rate  environment  would not  adversely  affect PFGI  Capital's  ability to pay full, or even partial, dividends on PFGI Capital Series A preferred stock.

At  December  31,  2002,  88% of the  properties  underlying  the  commercial mortgage loan  participation  interests of PFGI Capital were located in Ohio,
Florida  and  Kentucky.  Because  of  the  concentration  of  PFGI  Capital's interests in those  states,  in the event of adverse  economic,  political or business  conditions or natural  hazards in those states,  PFGI Capital would likely  experience  higher rates of loss and  delinquency  on PFGI  Capital's mortgage loan participation  interests than if the underlying loans were more geographically diversified.

As measured by aggregate  outstanding  principal  amount,  100% of the assets acquired  from the Bank  consisted of  participation  interests in commercial mortgage  loans.  Commercial  mortgage  loans  generally tend to have shorter maturities than residential  mortgage loans and may not be fully  amortizing, meaning  that they may have a  significant  principal  balance  or  "balloon"
payment due on maturity.  Commercial real estate properties tend to be unique and are more difficult to value than  single-fami1y  residential  real estate properties.  They are also subject to relatively greater  environmental risks

                           PFGI CAPITAL CORPORATION

and to the corresponding  burdens and costs of compliance with  environmental laws and regulations.  Due to these risks, PFGI Capital may experience higher rates of default on PFGI  Capital's  participation  interests  in  commercial mortgage  loans  than  PFGI  Capital  would if PFGI  Capital's  participation interests were more  diversified  and included a greater number of underlying residential and other loans.

In its capacity as servicer,  the Bank, at the direction of PFGI Capital, may be forced to foreclose on an  underlying  commercial  mortgage loan where the borrower  has  defaulted  on its  obligation  to  repay  the  loan.  The Bank classifies  this type of foreclosed  property as Other Real Estate Owned,  or
OREO  property.  It is possible that the Bank and PFGI Capital may be subject to  environmental  liabilities,  particularly  on  industrial  and  warehouse properties,  which are generally subject to relatively greater  environmental risks  than  non-commercial  properties.  In  addition,  the Bank may find it difficult  or  impossible  to sell  the  property  prior to or  following  an environmental cleanup.  Furthermore,  in certain circumstances,  the Bank, in its  capacity as  servicer,  or PFGI  Capital may decide not to  foreclose on property as a result of  environmental  conditions.  Even though PFGI Capital intends to sell to the Bank PFGI Capital's participation interest in any loan prior to  foreclosure,  the  discovery  of these  types of  liabilities,  any
associated   costs  for   remediation   of  hazardous   substances,   wastes,
contaminants,  or pollutants,  and difficulty in selling the underlying  real estate or a decision not to foreclose on the  underlying  loan,  could have a material adverse effect on the fair value of that loan and,  therefore,  PFGI
Capital may not recover any or all of its investment in the underlying loan.

Generally, neither PFGI Capital nor the Bank obtains credit enhancements such as borrower bankruptcy  insurance or obtains special hazard insurance for the loans underlying PFGI Capital's participation interests,  other than standard hazard  insurance  typically  required by Provident Bank,  which will in each case only relate to individual loans.

PFGI Capital is not required to limit its  investments to assets of the types presently in PFGI Capital's  portfolio.  Assets such as non-mortgage  related securities,  equipment  loans or real estate may involve  different risks not described in this  report.  PFGI Capital is not required to, and there can be no assurance  that PFGI Capital will,  maintain the levels or asset  coverage that currently exist relative to the amount of PFGI Capital's preferred stock and obligations senior to it.

ITEM 2. PROPERTIES
------------------

None

ITEM 3. LEGAL PROCEEDINGS
-------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None in the fourth quarter

                           PFGI CAPITAL CORPORATION

                                   ITEM II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

There is no public trading market for PFGI Capital's common stock as the Bank owns all of the  5,940,000  shares of its  outstanding  common  stock.  As an alternative to  distributing a common  dividend in cash, PFGI Capital has the option of  distributing  to the Bank, a dividend using a procedure known as a
"consent  dividend",  as  authorized  by Section 565 of the Internal  Revenue
Code. A consent dividend procedure is where a shareholder, on the last day of a REIT's tax year,  agrees to treat as a dividend the amount that the REIT so designates,  without any distribution of cash or property actually occurring.
The effect of the  consent  dividend is that the REIT is  considered  to have paid a  dividend  on the last day of its tax  year,  and the  shareholder  is treated as having  received that amount and  contributed it back to the REIT.
PFGI Capital,  as a REIT,  receives a deduction for dividends paid,  reducing its  taxable  income by the amount of the consent  dividend,  but without the need to have cash available to distribute.  For the year ending  December 31,
2002,  PFGI  Capital  and the Bank have  agreed to use the  consent  dividend procedure. As a result, PFGI Capital will have additional funds available for investment  purposes and/or for  distribution  to its preferred  shareholders than if PFGI Capital had paid a cash dividend to the common shareholder.

PFGI  Capital has  6,600,000  shares of Series A Preferred  Stock  issued and outstanding.  The  proceeds  of this  issuance  were used by PFGI  Capital to purchase  commercial mortgage loan participations from the Bank. One share of
Series A  Preferred  Stock is  included  within each PRIDES and is not traded separately  from the  PRIDES.  For more  information  regarding  the Series A
Preferred  Stock and the Prides,  see the section  entitled  "Overview of the
Prides"  included in ITEM 1. During 2002,  PFGI Capital paid dividends on the
Series A Preferred Stock of $5,541,000 and Provident paid contract adjustment payments of $894,000.  On February 18, 2003,  dividends of  $3,197,000  and a contract  adjustment  payment of $516,000 were paid on the Series A Preferred
Stock.  A  discussion  of  limitations  and  restrictions  on the  payment of dividends by PFGI Capital is contained under ITEM 1 "Business - Risk Factors"
and Note 8 included in "Notes to Financial Statements."

The PRIDES are traded on the New York Stock  Exchange  under the symbol  "PCE
PrI". The following table sets forth,  for the periods  indicated,  the high, low and period end  closing  sales  prices as  reported on the New York Stock
Exchange.

                                                        2002
                                       --------------------------------------
                                        Fourth     Third       From June 12
                                       Quarter    Quarter    to June 30, 2002
-----------------------------------------------------------------------------
High Close                             $ 27.70    $ 29.40        $ 28.25
Low Close                                23.05      24.55          25.00
Period End Close                         26.30      25.65          28.25

At March 14, 2003, there were 558 holders of record of the PRIDES.

A discussion of limitations  and  restrictions on the payment of dividends is provided in ITEM 1. "Business: Risk Factors" and Note 8 included in "Notes to
Financial Statements."

                           PFGI CAPITAL CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

The information  presented below represents  selected financial data relative to  PFGI  Capital  for  the  period  from  June  12,  2002  (commencement  of operations)  to December  31, 2002 and as of  December  31, 2002  (dollars in thousands except per share data).

Statement of Income:
  Interest Income                                                    $ 10,065
  Noninterest Expense                                                     448
  Net Income Before Preferred Dividends                                 9,617
  Net Income Available to Common Shares                                 4,076
  Net Income Per Common Share                                            0.69
  Preferred Stock Cash Dividends Paid                                   5,541
  Common Stock Cash Dividends Paid                                          -
  Average Yield on Earning Assets                                        5.51%

Balance Sheet:
  Commercial Mortgage Loan Participation Interests,
   Net of Reserve for Loan Participation Losses                      $321,755
  All Other Assets                                                      6,760
  Total Assets                                                        328,515
  Series A Preferred Stock                                            165,000
  Common Stock and Other Equity Items                                 163,515

                           PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
-----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

INTRODUCTION

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

SUMMARY

PFGI  Capital  began its  operations  on June 12, 2002.  PFGI Capital  issued
5,940,000  shares of Common Stock to the Bank in exchange for $165,000,000 of commercial mortgage loan participations. As part of the PRIDES issuance, PFGI
Capital  also  issued  6,600,000  shares of Series A  Preferred  Stock to the public for  $165,000,000.  Such  proceeds were used to purchase an additional
$165,000,000  of outstanding  principal  balance of commercial  mortgage loan participations  from the Bank.  Management views its financial  condition and results of operations as one operating segment.

PFGI  Capital  reported  net  income  available  to  common  shareholders  of
$4,076,000,  or $.69 earnings per common share,  for the period from June 12,
2002  (commencement  of operations)  to December 31, 2002.  Cash dividends of
$5,541,000,  or  $.8396  per  share,  were  paid to the  Series  A  Preferred shareholders  during this time  period.  No cash  dividends  were paid to the common shareholders during 2002.

At December 31, 2002,  PFGI Capital had total assets of  $328,515,000.  These
assets  were   primarily   comprised   of  net   commercial   mortgage   loan
participations  totaling  $321,755,000.  These loan  participations  were all acquired  from the Bank.  Equity  for PFGI  Capital  was  $328,515,000  as of
December 31, 2002.  Equity  consisted  of  $330,000,000  from the issuance of
Common and Preferred  Stock,  net income of $9,617,000,  net of $5,541,000 of dividends  paid to  preferred  shareholders  and  $5,561,000  for the cost of issuing the Preferred Stock.

                           PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

PFGI Capital's primary source of revenue is interest income on its commercial mortgage  loan  participations.  A  secondary  source of  interest  income is interest  earned on a deposit  account held at the Bank.  PFGI Capital has no interest-bearing  liabilities and no related interest expense. Total interest income was  $10,065,000  for the period from June 12 to December 31, 2002 and its average yield on total earnings assets was 5.51%.

The following table provides an average balance sheet, along with its related interest  income and average rate earned for earning  assets,  for the period from June 12 to December 31, 2002.

                                                   Average     Interest  Average
(Dollars in Thousands)                             Balance      Earned     Rate
-------------------------------------------------------------------------------
ASSETS:
  Interest Earning Assets:
    Commercial Mortgage Loan Participations      $ 317,668    $   9,967    5.64%
    Deposit Account at Provident Bank               11,045           98    1.60%
                                                   -------    ---------    ----
  Total Interest Earning Assets                    328,713    $  10,065    5.51%
                                                              =========    ====
  Reserve for Loan Participation Losses             (3,130)
  Other Noninterest Earning Assets                   1,760
                                                 ---------
    Total Assets                                 $ 327,343
                                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Noninterest Bearing Liabilities                $     760
  Shareholders' Equity                             326,583
                                                 ---------
    Total Liabilities and Shareholders' Equity   $ 327,343
                                                 =========

Provision For Loan Participation Losses

The  provision  for loan  participation  losses  is the  charge  to  earnings necessary to maintain the  allowance  for loan losses at a level  adequate to absorb management's estimate of inherent losses in the loan portfolio.  There was no provision for loan  participation  losses from June 12 to December 31,
2002 as all loan  participations  were  transferred  with a reserve and there were no charge-offs.

Noninterest Income and Expense

PFGI Capital did not record any  noninterest  income from June 12 to December
31, 2002.  Noninterest  expense of $448,000 was  recognized  during this time period.  Noninterest  expense was comprised primarily of compensation paid to the Bank for loan  servicing and management  fees which totaled  $221,000 and
$177,000,  respectively. On an annual basis, loan servicing fees are assessed at a rate of .125% of the average daily outstanding  principal balance of the loan participations and management fees are assessed at a rate of .10% of the average daily outstanding balance of loan participations.

                           PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Income Taxes

PFGI  Capital  has  elected to be treated  as a REIT for  federal  income tax purposes and intends to maintain  compliance  with the provisions of the Code and therefore is not subject to income taxes.

FINANCIAL CONDITION

Commercial Mortgage Loan Participations

As of December 31, 2002, PFGI Capital had $321,755,000 of commercial mortgage loan  participations,  net  of  reserves.  The  participation  portfolio  was acquired  from the Bank.  In order to qualify as a REIT, at least 75% of PFGI
Capital's assets must consist of real estate assets.

The following table shows the geographic distribution of the loans underlying the commercial mortgage loan participations as of December 31, 2002:

                                               Aggregate          Percentage
                                               Principal         by Aggregate
                                Number           Balance            Principal
  State                        of Loans       (In Thousands)         Balance
----------------------------------------------------------------------------
Ohio                               156          $ 258,582             79.56%
Florida                             12             17,375              5.35
Kentucky                             9              9,672              2.98
All Others                          16             39,376             12.11
                                   ---          ---------            ------
  Total                            193          $ 325,005            100.00%
                                   ===          =========            ======

The following  table shows the  composition of the  commercial  mortgage loan participations by property type at December 31, 2002:

                                                    Aggregate       Percentage
                                                    Principal      by Aggregate
                                      Number         Balance         Principal
  Property Type                      of Loans    (In Thousands)      Balance
-------------------------------------------------------------------------------
Shopping / Retail                        42           $ 98,572          30.33%
Office / Warehouse                       53             67,014          20.62
Hotel / Motel                             9             44,268          13.62
Apartments                               33             37,959          11.68
Residential Development                  17             18,416           5.67
Healthcare Facilities                     2              7,275           2.24
Auto Sales and Service Related            4              2,277           0.70
Churches                                  7              1,936           0.60
Other Commercial Properties              26             47,288          14.54
                                        ---          ---------         ------
  Total                                 193          $ 325,005         100.00%
                                        ===          =========         ======

                           PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Some of the loans underlying the commercial mortgage loan participations bear interest at fixed rates,  and some bear interest at adjustable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans  underlying  the  commercial  mortgage loan participations at December 31, 2002:

                             Fixed Rate                         Adjustable Rate
                  -----------------------------------   -------------------------------------
                             Aggregate    Percentage                Aggregate     Percentage
                  Number     Principal   by Aggregate   Number      Principal    by Aggregate
                    of        Balance      Principal      of         Balance       Principal
Interest Rate     Loans   (In Thousands)    Balance      Loans   (In Thousands)     Balance
---------------------------------------------------------------------------------------------
Under 5.00%           1      $  1,141         3.28%         75      $193,996         66.85%
5.00% to 5.99%        2         7,054        20.25          20        12,111          4.17
6.00% to 6.99%        2           826         2.37          25        30,721         10.59
7.00% to 7.99%        6         9,440        27.10          34        25,086          8.65
8.00% to 8.99%        5        16,369        47.00          23        28,261          9.74
                     --      --------       ------         ---      --------        ------
                     16      $ 34,830       100.00%        177      $290,175        100.00%
                     ==      ========       ======         ===      ========        ======

                                      Aggregate        Percentage     Weighted
                          Number      Principal       by Aggregate     Average
                            of         Balance         Principal      Interest
Interest Type             Loans     (In Thousands)      Balance         Rate
----------------------------------------------------------------------------
Fixed Rate Loans             16       $  34,830           10.72%         7.23%
Adjustable Rate Loans       177         290,175           89.28          5.11
                            ---       ---------          ------          ----
  Total                     193       $ 325,005          100.00%         5.34%
                            ===       =========          ======          ====

Other Assets

As of December 31, 2002,  PFGI Capital had cash of  $5,357,000 in an interest bearing deposit account at the Bank. As of year-end, the account was yielding a rate of 1.25%.

Additionally,  PFGI Capital had interest  receivable of $1,107,000,  accounts receivable of $279,000 and prepaid expenses of $17,000.

INTEREST RATE RISK MANAGEMENT

PFGI Capital's income consists  primarily of interest income on participation interests in commercial  mortgage loans.  PFGI Capital does not intend to use any  derivative  products  to manage its  interest  rate risk.  If there is a decline in market interest rates,  PFGI Capital may experience a reduction in interest income on its participation  interests and a corresponding  decrease in funds  available  to be  distributed  to  shareholders.  The  reduction in interest  income may result from  downward  adjustments  of the indices  upon which the  interest  rates on loans are based and from  prepayments  of loans with fixed  interest  rates,  resulting  in  reinvestment  of the proceeds in lower-yielding  participation interests. Further information regarding market risk can be found under "Item 7A.  Quantitative  and Qualitative  Disclosures
About Market Risk" of this report.

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

Holders  of PFGI  Capital's  Preferred  Stock are  entitled  to  receive,  if authorized and declared by the board of directors,  non-cumulative  dividends at the rate of 7.75% per annum, or $1.9375 per share. As 6,600,000  shares of
Preferred Stock is outstanding, cash dividends of $12,788,000 are expected to be paid during 2003.

As an alternative to distributing a common dividend in cash, PFGI Capital has the option of distributing to the Bank, a dividend using a procedure known as a "consent  dividend",  as authorized by Section 565 of the Internal  Revenue
Code. For information  regarding the consent dividend procedure,  see ITEM 5.
For the year ending  December 31, 2002, PFGI Capital and the Bank have agreed to use the consent dividend  procedure.  As a result,  PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred  shareholders  than if PFGI Capital had paid a cash dividend to the common shareholder.

A discussion of limitations  and  restrictions on the payment of dividends is provided in ITEM 1. "Business: Risk Factors" and Note 8 included in "Notes to
Financial Statements."

CRITICAL ACCOUNTING POLICIES

Note 1 to the "Notes to Financial  Statements" lists  significant  accounting
policies  used  in  the  development   and   presentation  of  its  financial
statements.  However,  the "Reserve for Loan Participation  Losses" policy is considered to be critical due to the level of sensitivity and subjectivity of its underlying accounting estimates.

PFGI  Capital's  exposure  to  credit  risk  is  managed  through  its use of consistent  underwriting  standards that emphasize  "in-market" lending while avoiding  excessive property type and business activity  concentrations.  The
Bank's credit  administration  function  employs  extensive  risk  management techniques to ensure that loans adhere to corporate  policy and problem loans are promptly identified. These procedures provide executive management of the
Bank and PFGI Capital  with the  information  necessary  to implement  policy adjustments  where  necessary,  and take  corrective  actions on a  proactive basis.  These procedures also include  evaluating the adequacy of the reserve

                           PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

for loan participation losses, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based  on  portfolio  trends,  current  and  historic  loss  experience,  and prevailing economic conditions, to specific portfolio segments.

Concentration  of credit risk generally  arises with respect to participation interests  when a number  of  underlying  loans  have  borrowers  in the same geographical  region or with similar property types.  Concentration of credit risk may increase the relative  sensitivity  of  performance to both positive and negative  developments  affecting a particular  region or property  type.
PFGI Capital's balance sheet exposure to geographic  concentrations  directly affects  the credit risk of the  underlying  loans  within the  participation interests.  Approximately  88%  of the  loans  underlying  the  participation interests  are  located in Ohio,  Florida  and  Kentucky.  Consequently,  the
portfolio  may  experience  a higher  default  rate in the  event of  adverse economic,  political,  or business  developments  or natural hazards in these states and may affect the ability of borrowers to make  payments of principal and  interest on the  underlying  loans.  "Shopping  / Retail"  and  "Office"
property  types  represent  approximately  30%  and  21%  of the  total  loan participation  balance,  respectively.  As a result,  the  portfolio may also
experience  a  higher   default  rate  in  the  event  of  adverse   business
developments  related to these property types.  Borrowers  obligated in loans underlying PFGI Capital's participation interests,  however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the reserve for loan participation losses from June 12, 2002  (commencement  of operations) to December 31, 2002
(in thousands):

Balance at Beginning of Period                                      $       -
Transferred Reserves, Net                                               3,250
Provision for Loan Losses                                                   -
Loans Charged Off                                                           -
Recoveries                                                                  -
                                                                    ---------
  Balance at End of Period                                          $   3,250
                                                                    =========
Net Charge-Offs to Average Commercial
 Mortgage Loan Participations                                            0.00%
                                                                         ====
Reserve for Loan Participation Losses to
 Commercial Mortgage Loan Participations                                 1.00%
                                                                         ====

Non-performing assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Commercial mortgage loans are placed on non-accrual  status and stop accruing  interest when collection of principal or interest is in doubt or generally when the  underlying  loans are 90 days past due. When interest accruals are suspended,  accrued interest income is reversed  with prior period  accruals  charged to  earnings.  As of
December 31, 2002, no loans had been placed on non-accrual status nor had any
property   been  acquired   through   foreclosure.   Additionally,   no  loan
participations were delinquent thirty or more days as of December 31, 2002.

                           PFGI CAPITAL CORPORATION

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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
Management  reviews,  among  other  things,  the  sensitivity  of assets  and liabilities,  as  applicable,  to interest rate changes,  the book and market values of assets and liabilities,  unrealized gains and losses,  purchase and sale activity,  maturities of investments and anticipated loan  participation pay-offs. PFGI Capital's  interest-rate-sensitive assets consisted largely of participation  interests in commercial  mortgage loans. At December 31, 2002,
11% of PFGI Capital's loan participation  portfolio had fixed interest rates.
Such loans tend to increase  interest rate risk.  At December 31, 2002,  PFGI
Capital did not have any interest-rate-sensitive liabilities.

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

An  earnings  simulation  model  is  provided  by the  Bank to  analyze  PFGI
Capital's net interest income sensitivity to movements in interest rates. The model evaluates the effect on net interest income by running various interest rate scenarios up and down from a flat rate scenario. Based on the results of the simulation  model, net interest income would change by the following over the next 12-month  period:  increase  5.12% for each 100 basis point increase and decrease 5.12% for each 100 basis point decrease.

In order for PFGI  Capital to have  sufficient  cash flows to meet  projected expenses and scheduled  dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than  approximately  4.20%.
As of December 31, 2002, the average  weighted  yield on loan  participations was 5.34%.  Assuming that the investment in  participation  interests  remain level, yields on loan participations would have to decrease by over 100 basis points before cash flows would be insufficient to cover the regular  dividend payments to holders of Preferred Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                        INDEX TO FINANCIAL STATEMENTS

Report of Ernst $amp; Young LLP, Independent Auditors ........................ 31

Financial Statements:

PFGI Capital Corporation:

Supplementary Data:

Quarterly Results of Operations (unaudited) .............................. 45

              REPORT OF ERNST $amp; YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
PFGI Capital Corporation

We have audited the accompanying balance sheet of PFGI Capital Corporation as of  December  31,  2002,  and the  related  statement  of income,  changes in shareholders'  equity  and cash flows for the  period  from June 12,  2002 to
December 31, 2002. These financial  statements are the  responsibility of the
Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our audit in  accordance  with  auditing  standards  generally accepted  in the United  States.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a  test  basis,  evidence  supporting  the  amounts  and  disclosures  in the financial  statements.  An  audit  also  includes  assessing  the  accounting principles  used and  significant  estimates made by  management,  as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,  the financial position of PFGI Capital Corporation at
December 31, 2002,  and the results of its  operations and its cash flows for the period  from June 12, 2002 to  December  31,  2002,  in  conformity  with accounting principles generally accepted in the United States.

                                                /s/ ERNST $amp; YOUNG LLP

Cincinnati, Ohio
April 11, 2003

                           PFGI CAPITAL CORPORATION
                                BALANCE SHEET
                              December 31, 2002
                 (Dollars In Thousands Except Per Share Data)

                              ASSETS
Commercial Mortgage Loan Participations                              $325,005
Reserve for Loan Participation Losses                                  (3,250)
                                                                     --------
  Net Commercial Mortgage Loan Participations                         321,755
Cash and Due From Banks                                                 5,357
Interest Receivable                                                     1,107
Accounts Receivable - The Provident Bank                                  279
Other Assets                                                               17
                                                                     --------
          Total Assets                                               $328,515
                                                                     ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Total Liabilities                                                  $      -
Shareholders' Equity:
  Series A Preferred Stock, $25 Stated Value,
    6,600,000 Shares Authorized, Issued and Outstanding               165,000
  Common Stock, $.01 Par Value, 5,940,000 Shares
    Authorized, Issued and Outstanding                                     59
  Capital Surplus                                                     159,380
  Retained Earnings                                                     4,076
                                                                     --------
      Total Shareholders' Equity                                      328,515
                                                                     --------
          Total Liabilities and Shareholders' Equity                 $328,515
                                                                     ========

See notes to financial statements.

                           PFGI CAPITAL CORPORATION
                             STATEMENT OF INCOME
                PERIOD FROM JUNE 12, 2002 TO DECEMBER 31, 2002
                     (In Thousands Except Per Share Data)

Interest Income:
  Interest on Loan Participations                                     $ 9,967
  Interest on Cash Deposit                                                 98
                                                                      -------
     Total Interest Income                                             10,065

Provision for Loan Participation Losses                                     -
                                                                      -------
Net Interest Income After Provision
 for Loan Participation Losses                                         10,065

Noninterest Expense:
  Loan Servicing Fees                                                     221
  Management Fees                                                         177
  Other Noninterest Expense                                                50
                                                                      -------
                                                                          448
                                                                      -------
Income Before Income Taxes                                              9,617

Income Taxes                                                                -
                                                                      -------
Net Income / Comprehensive Income                                     $ 9,617
                                                                      =======

Preferred Stock Dividends                                             $ 5,541
                                                                      =======
Net Income Available to Common Shares                                 $ 4,076
                                                                      =======

Per Common Share:
  Basic                                                               $  0.69
  Diluted                                                             $  0.69
  Dividends                                                           $     -

See notes to financial statements.

                           PFGI CAPITAL CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In Thousands Except Per Share Data)

                                     Preferred   Common     Capital    Retained
                                       Stock     Stock      Surplus    Earnings       Total
-------------------------------------------------------------------------------------------
Balance at June 12, 2002              $      -     $  -   $       -     $     -         $ -

Issuance of Common Stock
 (5,940,000 Shares)                                  59     164,941                 165,000

Issuance of Preferred Stock
 (6,600,000 Shares)                    165,000                                      165,000

Offering Costs of Preferred Stock                            (5,561)                 (5,561)

Preferred Stock Dividends
 ($.8396 Per Share)                                                      (5,541)     (5,541)

Net Income                                                                9,617       9,617
                                      --------     ----   ---------     -------   ---------
Balance at December 31, 2002          $165,000     $ 59   $ 159,380     $ 4,076   $ 328,515
                                      ========     ====   =========     =======   =========

See notes to financial statements.

                           PFGI CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
                PERIOD FROM JUNE 12, 2002 TO DECEMBER 31, 2002
                                (In Thousands)

Operating Activities:
  Net Income                                                        $  9,617
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Increase in Interest Receivable                                   (1,107)
    Increase in Accounts Receivable and Other Assets                    (296)
                                                                    --------
      Net Cash Provided by Operating Activities                        8,214

Investing Activities:
  Net Increase in Loan Participations                               (156,755)

Financing Activities:
  Proceeds from Issuance of Preferred Stock                          165,000
  Offering Costs of Preferred Stock                                   (5,561)
  Cash Dividends Paid                                                 (5,541)
                                                                    --------
    Net Cash Provided by Financing Activities                        153,898
                                                                    --------
Increase in Cash and Cash Equivalents                                  5,357
Cash at Beginning of Period                                                -
                                                                    --------
     Cash and Cash Equivalents at End of Period                     $  5,357
                                                                    ========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
   Interest                                                         $      -
   Income Taxes                                                            -
Non-Cash Activity:
  Exchange of Common Stock for Loan Participations                   165,000

See notes to financial statements.

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES
---------------------------

The  following  is a summary  of  significant  accounting  policies  for PFGI
Capital:

ORGANIZATION:   PFGI  Capital   Corporation  (PFGI  Capital)  is  a  Maryland
corporation that was incorporated on May 9, 2002 and began operations on June
12, 2002. All of PFGI  Capital's  Common Stock is owned by The Provident Bank
(the Bank) while its Series A Preferred Stock is owned by outside  investors.
The principal  business  objective of PFGI Capital is to acquire,  hold,  and manage commercial mortgage loan assets and other authorized  investments that will generate net income for  distribution  to PFGI  Capital's  stockholders.
PFGI  Capital  has elected to be treated as a real  estate  investment  trust
(REIT).  As a REIT,  PFGI Capital  generally is not liable for federal income tax to the extent  that it  distributes  its income to its  stockholders  and continues to meet a number of other requirements.

The Bank, an Ohio state-chartered  member bank of the Federal Reserve System, is the main subsidiary of Provident  Financial  Group,  Inc.  (Provident) and
provides full-service retail and commercial banking operations.

BASIS OF PRESENTATION:  The  accompanying  financial  statements  include the accounts of PFGI Capital.  PFGI Capital has no equity  ownership in any other entities or interest in "special  purpose  entities".  Certain  estimates are required  to be  made  by  management  in the  preparation  of the  financial statements. Actual results may differ from those estimates.

STATEMENT OF CASH FLOWS:  For cash flow purposes,  cash  equivalents  include deposit accounts at banks.

BUSINESS SEGMENTS: As PFGI Capital's operations consist of acquiring, holding and managing  commercial mortgage loan  participations,  management views its financial condition and results of operations as one business segment.

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

PFGI Capital considers a loan to be an impaired loan when it is probable that all amounts due will not be collected  according to the contractual  terms of the loan agreement. PFGI Capital measures the value of an impaired loan based on the present value of expected  future cash flows  discounted at the loan's effective  interest  rate or, if more  practical,  at the  loan's  observable market price, or the fair value of the  collateral.  Income on impaired loans is generally recognized on a cash basis.

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

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

Management's  determination  of the  adequacy  of the  reserve is based on an assessment  of  potential  losses  given the  conditions  at the  time.  This assessment  consists of certain loans being evaluated on an individual basis, as well as all  loans  being  categorized  based  on  common  characteristics related to the reserve factors and being evaluated as a group. Loans reviewed on an  individual  basis include  large  non-homogeneous  credits where their internal credit rating is at or below a predetermined  classification.  Loans not  individually  reviewed are segmented by  characteristics  related to the reserve  factors.  Analyses are performed on segments of the portfolio  based upon trends in  delinquencies,  charge-offs,  economic  factors and  business strategies.  Adequacy  factors may be  adjusted  based on changes in expected potential losses in a particular segment.

OFFERING  COSTS:  Costs  incurred in  connection  with the raising of capital through the sale of Series A Preferred  Stock were taken as an  adjustment to the capital surplus account of PFGI Capital.

DIVIDENDS: Dividends on the Series A Preferred Stock are non-cumulative. Upon authorization of the Board of Directors, dividends are payable in arrears and paid  quarterly  on February  17, May 17,  August 17 and  November 17 of each year,  or if any such day is not a business  day, on the next  business  day.
Dividends  are paid at a rate of 7.75% per annum of the  initial  liquidation preference which is $25.00 per share.

Common  stockholders  are  entitled  to  receive  dividends  when,  as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid.  Both the Common and Preferred  Stock dividends are treated as ordinary income to the shareholders.

As an  alternative  to  distributing  a cash  dividend,  PFGI Capital has the option  of  distributing  to its  common  shareholder,  a  dividend  using  a procedure known as a "consent dividend",  as authorized by Section 565 of the
Internal Revenue Code. A consent  dividend  procedure is where a shareholder, on the last day of a REIT's  tax  year,  agrees  to treat as a  dividend  the amount  that the REIT so  designates,  without  any  distribution  of cash or property actually  occurring.  The effect of the consent dividend is that the
REIT is  considered  to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT.  The dollar amount of the consent  dividend is included, as if it were distributed,  in the calculation to determine that at least 90%
of a REIT's taxable income has been  distributed  to its  shareholders.  PFGI
Capital,  as a REIT,  receives a deduction for dividends  paid,  reducing its taxable income by the amount of the consent dividend, but without the need to have cash  available to  distribute.  For the year ending  December 31, 2002,
PFGI  Capital  and its  common  shareholder  have  agreed to use the  consent dividend  procedure.  As a result,  PFGI Capital will have  additional  funds

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

available for investment  purposes  and/or for  distribution to its preferred shareholders  than if PFGI  Capital  had paid a cash  dividend  to the common shareholder.

LOAN FORECLOSURES: Prior to foreclosure of any commercial mortgage loan, PFGI
Capital  intends to sell the  participation  interest in the underlying  loan back to the  Bank.  The Bank  will  then  bear all  expenses  related  to the foreclosure after that time.

INCOME  TAXES:  PFGI  Capital has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Internal
Revenue Code and therefore is not subject to income  taxes.  No provision for income taxes is included in the accompanying financial statements.

ACCOUNTING  PRONOUNCEMENTS  EFFECTIVE FOR FUTURE PERIODS:  In April 2002, the
Financial Accounting Standards Board issued Statement No. 145, "Rescission of
FASB  Statements  No.  4,  44,  and  64,  Amendment  No.  13,  and  Technical
Corrections."  Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and classified as an extraordinary  item, net of related income tax effect. As a result of the elimination of Statement
4,  gains  and  losses  from  extinguishment  of debt will be  classified  as extraordinary  items only if they meet the  criteria  in APB  Opinion No. 30.
Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that  meet the  criteria  for  classification  of an  extraordinary  item.
Additionally,  Statement 13 is amended to require  sale-leaseback  accounting for certain lease  modifications  that have economic effects that are similar to  sale-leaseback  transactions.  Statement 145 becomes effective January 1,
2003.

In June 2002,  Statement 146,  "Accounting for Costs  Associated with Exit or
Disposal Activities" was issued. Statement 146 addresses financial accounting and  reporting  for costs  associated  with exit or disposal  activities  and nullifies  Emerging  Issues Task Force  ("EITF")  Issue 94-3.  Statement  146
requires  that a  liability  for a cost  associated  with an exit or disposal activity be  recognized  when the  liability is incurred.  Under EITF 94-3, a liability  for an  exit  cost  was  recognized  at the  date  of an  entity's commitment to an exit plan. Statement 146 becomes effective January 1, 2003.

In October 2002, the Financial  Accounting  Standards Board issued  Statement
No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB
Statements  No. 72 and 144 and FASB  Interpretation  No.  9."  Statement  147
provides  guidance  on the  accounting  for the  acquisition  of a  financial institution and applies to all acquisitions  except those between two or more mutual enterprises.  The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable  intangible  assets acquired as a business combination represents goodwill and will no longer be amortized, but rather,  be subject to  impairment  tests as prescribed by Statement No. 142,
"Goodwill and Other  Intangible  Assets."  Statement 147 became  effective on
October 1, 2002.

In December 2002, Statement No. 148, Accounting for Stock-Based  Compensation
- Transition and Disclosure,  was issued.  Statement 148 amends Statement No.
123,  "Accounting  for  Stock-Based  Compensation",  to  provide  alternative methods  of  transition  to  Statement  123's  fair  value  based  method  of accounting for stock-based employee  compensation.  Statement 148 also amends the disclosure  provisions of Statement 123 and APB Opinion No. 28,  "Interim

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

Financial  Reporting,"  to require  disclosure in the summary of  significant accounting  policies  of the effects of an  entity's  accounting  policy with respect to  stock-based  employee  compensation  on  reported  net income and earnings  per share in annual and  interim  financial  statements.  While the
Statement  does not amend  Statement 123 to require  companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are  applicable to all companies with  stock-based  employee compensation,  regardless of whether they account for that compensation using the fair value method of Statement 123 or the  intrinsic  value method of APB
Opinion No. 25. PFGI Capital has not issued any stock-based compensation.

The adoption of Statements No. 145, 146, 147 and 148 are not expected to have any impact on PFGI Capital's results of operations or financial condition.

Note 2. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES
---------------------------------------------------------------------

Participations  in loans are generally  purchased from the Bank at the Bank's carrying  value,  which  approximates  fair  value.  Carrying  value  is  the principal  amount  outstanding  plus  accrued  interest.  A reserve  for loan participation losses is transferred from the Bank to PFGI Capital at the time participations  are transferred.  Loans sold back to the Bank are accompanied by a transfer of the  reserve for those loans from PFGI  Capital to the Bank.
The reserve for loan participation losses reflects  management's  judgment as to the level  considered  appropriate to absorb  inherent  losses in the loan participation  portfolio.  PFGI  did not  have any  nonperforming  assets  or impaired loans during 2002.

At  December  31,  2002,  88% of the  properties  underlying  the  commercial mortgage loan  participation  interests of PFGI Capital were located in Ohio,
Florida  and  Kentucky.  Because  of  the  concentration  of  PFGI  Capital's interests in those  states,  in the event of adverse  economic,  political or business  conditions or natural  hazards in those states,  PFGI Capital would likely  experience  higher rates of loss and  delinquency  on PFGI  Capital's mortgage loan participation  interests than if the underlying loans were more geographically diversified.

The  following  table  sets  forth  an  analysis  of  the  reserve  for  loan participation  losses  for the period  from June 12,  2002  (commencement  of operations) to December 31, 2002 (in thousands):

Balance at Beginning of Period                                         $    -
Transferred Reserves, Net                                               3,250
Provision for Loan Losses                                                   -
Loans Charged Off                                                           -
Recoveries                                                                  -
                                                                       ------
  Balance at End of Period                                             $3,250
                                                                       ======

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

NOTE 3. EARNINGS PER COMMON SHARE
---------------------------------

Basic  earnings  per common  share is the amount of  earnings  for the period available  to each share of Common  Stock  outstanding  during the  reporting period. Diluted earnings per common share is the amount of earnings available to each  share of  Common  Stock  outstanding  during  the  reporting  period adjusted  for the  potential  issuance  of common  shares for stock  options, convertible  debt, etc. The earnings  available to each share of Common Stock has been reduced by Series A Preferred Stock  dividends.  PFGI Capital has no stock options or convertible debt or other potential dilutive instruments and therefore  basic and diluted  earnings per share are  calculated  on the same basis.  The Bank owns all of the issued and outstanding  Common Stock of PFGI
Capital.

The following table sets forth the computation of basic and diluted  earnings per common  share for the period from June 12, 2002 to December  31, 2002 (in thousands, except per share data):

Net Income                                                             $9,617
Less Preferred Stock Dividends                                         (5,541)
                                                                       ------
  Income Available to Common Shareholder                               $4,076
                                                                       ======

Weighted-Average Common Shares Outstanding                              5,940

Basic and Diluted Earnings Per Share                                   $ 0.69

NOTE 4. REGISTRATION AND ISSUANCE OF PRIDES
-------------------------------------------

Provident  and  PFGI  Capital  registered  6,000,000  PRIDES  pursuant  to  a
Registration  Statement filed with the Securities Exchange Commission,  which
was  declared   effective  on  June  6,  2002.  In  addition,   the  managing
underwriter,  Merrill  Lynch  $amp;  Co.,  was  permitted  to  purchase  up to an additional  600,000  PRIDES  to  cover  over-allotments.  Provident  and PFGI
Capital sold the 6,000,000  original  PRIDES  effective June 12, 2002 and the
600,000  over-allotment  PRIDES  effective  July 2, 2002.  The  offering  was subsequently terminated as all registered PRIDES had been sold.

Gross  proceeds from the sale of PRIDES were $165 million.  The  underwriting discount  and  expenses  incurred  from the  issuance  of the PRIDES  totaled
$6,542,000 of which 85%, or  $5,561,000,  was allocated to PFGI Capital.  The remaining  15%  was  allocated  to  Provident  as its  share  of  the  PRIDES transaction.

PFGI Capital  used all of the net  proceeds it received  from the sale of the
PRIDES for the purchase of  participation  interests in  commercial  mortgage loans  from  the  Bank.  The  Bank  used  the  proceeds  from the sale of the participation  interests for general  corporate  purposes,  including working capital and funding of asset growth.

NOTE 5. DESCRIPTION OF PRIDES
-----------------------------

Each PRIDES has a stated  amount of $25.00 per unit and is  comprised  of two components - a 3-year forward purchase commitment (the Purchase Contract) and
PFGI Capital Series A Preferred Stock.

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

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

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

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

NOTE 6. RELATED PARTY TRANSACTIONS
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

The  participation  agreement  also  provides  for the  Bank to  service  the commercial  mortgage loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions  on its own behalf.  The  servicing fee that the Bank charges is
..125% per year of the average  daily  outstanding  principal  balances of the commercial  mortgage  loans  underlying  the  participation  interests.  Loan servicing costs incurred by PFGI Capital totaled $221,000 for the period from
June 12 to December 31, 2002.

A summary of loan  participation  activity  between the Bank and PFGI Capital for the period from June 12 to December 31, 2002 follows (in thousands):

Loan Participations Transferred at Issuance of PRIDES and Common Stock    $328,558
Subsequent Transfers of Loan Participations from Bank to PFGI Capital      147,868
Loan Participation Advances                                                  6,185
Transfer of Loan Participations from PFGI Capital to the Bank              (87,082)
Loan Participation Payments                                                (70,524)
                                                                          --------
                                                                          $325,005
                                                                          ========

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

The day-to-day  operations of PFGI Capital are managed  pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as  manager  under the terms of the  management  agreement,  receives  a management fee designed as a reimbursement  for costs incurred to manage PFGI
Capital.  The Bank is required to pay all expenses related to the performance of its duties under the  management  agreement,  including any payment to its affiliates  for  managing  PFGI  Capital.  The  management  fee that the Bank charges is .10% per year of the average daily outstanding  principal balances of the commercial  mortgage loans  underlying  the  participation  interests.
Management  fees incurred by PFGI Capital total  $177,000 for the period from
June 12 to December 31, 2002.

The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank
is entitled to all common dividends paid by PFGI Capital.

As of December 31, 2002, PFGI Capital had an interest-bearing deposit account of $5,357,000 at the Bank and a net receivable of $279,000 from the Bank.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------

Carrying values and estimated fair values for certain  financial  instruments as of December 31 are shown in the  following  table.  In cases where  quoted market  prices are not  available,  fair values are based on estimates  using
present  value  or  other   valuation   techniques.   Those   techniques  are
significantly  affected by the assumptions used,  including the discount rate and  estimates of future cash flows.  Because no secondary  market exists for most of PFGI  Capital's  assets,  the  derived  fair  values  are  calculated estimates,  and the fair values provided herein do not necessarily  represent the  actual  values  which  may be  realized  in  the  disposition  of  these instruments.  The aggregate fair value amounts presented do not represent the underlying value of PFGI Capital.  What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from  management's  implementation  of its program to manage overall interest rate risk.  It is not  management's  intention  to  immediately  dispose of a significant portion of its financial instruments.  As a result, the following fair value  information  should not be  interpreted  as a forecast  of future earnings and cash flows.

                                                    Carrying            Fair
(In Thousands)                                        Value            Value
-----------------------------------------------------------------------------
Financial Assets:
  Commercial Mortgage Loan Participations           $325,005         $327,831
  Less: Reserve for Loan Participation Losses         (3,250)               -
                                                    --------         --------
    Net Commercial Mortgage Loan Participations      321,755          327,831

  Cash and Due From Banks                              5,357            5,357

The following  methods and  assumptions  were used by Provident in estimating its fair value disclosures for financial instruments:
o  Commercial  mortgage  loan   participations:   For  adjustable-rate   loan
   participations  that reprice  frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other  loan  participations  are  estimated  using  discounted  cash  flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

o  Cash and due from  banks:  The  carrying  amounts  reported in the balance sheet for cash and due from banks approximate those assets' fair values.

NOTE 8. DIVIDEND RESTRICTIONS
-----------------------------

Because  PFGI  Capital  is  a  direct  subsidiary  of  the  Bank,  regulatory authorities  will have the right to examine PFGI  Capital and PFGI  Capital's activities and, under certain  circumstances,  to impose  restrictions on the
Bank or PFGI  Capital.  If the Federal  Reserve Board or the Ohio Division of
Financial  Institutions  determines  that the Bank's  relationship  with PFGI
Capital  results  in an unsafe  and  unsound  banking  practice,  the  Bank's regulators  have the  authority to restrict  PFGI  Capital's  ability to make distributions to its stockholders,  including  dividends to holders of shares of PFGI Capital Series A preferred stock.

Payment of dividends on PFGI Capital'  Series A preferred stock could also be
subject  to   regulatory   limitations   if  the  Bank   becomes   less  than
"well-capitalized"  for purposes of regulations issued by the Federal Reserve
Board.  Under  these   regulations,   the  Bank  will  be  deemed  less  than
"well-capitalized"  if it has a total  risk-based  capital ratio of less than
10.0%;  a Tier 1 risk-based  capital ratio of less than 6.0%;  and a leverage ratio of less than 5.0%.  At December 31, 2002,  the Bank's total  risk-based capital ratio was 11.36%,  its Tier 1 risk-based  capital ratio was 8.19% and its leverage  ratio was 6.77%.  The exercise of the Federal  Reserve  Board's power to restrict  dividends on PFGI Capital Series A preferred  stock would, however, also have the effect of restricting the payment of dividends on PFGI
Capital's  common  stock and all series and classes of preferred  stock.  The inability to pay dividends on PFGI Capital's  common stock would prevent PFGI
Capital  from  meeting  the  statutory  requirement  for a REIT in  effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

Legal and  regulatory  limitations  on the payment of  dividends  by the Bank could also affect PFGI  Capital's  ability to pay  dividends to  unaffiliated third  parties,  including  the  holders of shares of PFGI  Capital  Series A preferred  stock.  Regulatory  approval  is  required  prior  to  the  Bank's declaration of any dividends in excess of available  retained  earnings.  The amount of  dividends  that may be  declared  without  regulatory  approval is further  limited to the sum of net income for the current  year and  retained net income  for the  preceding  two years,  less any  required  transfers  to surplus or common stock. At December 31, 2002, the Bank could,  without prior
regulatory  approval  and  absent  contrary  supervisory  guidance,   declare
dividends in 2003 of  approximately  $30.2 million plus an additional  amount equal to its net income through the date of  declaration in 2003.  Since PFGI
Capital is a member of the Bank's consolidated  group,  payment of common and preferred  dividends by the Bank and/or any member of its consolidated  group to unaffiliated third parties,  including PFGI Capital's payment of dividends to the  holders of shares of PFGI  Capital  Series A preferred  stock,  would require  regulatory  approval if aggregate  dividends on a consolidated basis exceed these limitations.

NOTE 9. LEGAL CONTINGENCIES
---------------------------

As of December 31, 2002, there was no litigation involving PFGI Capital.

                           PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

NOTE 10. QUARTERLY RESULTS OF OPERATIONS - (Unaudited)
------------------------------------------------------

The following are  quarterly  results of operations  for PFGI Capital for the period from June 12, 2002 (commencement of operations) to December 31, 2002:

                                           Fourth     Third      June 12 to
(In Thousands, Except Per Share Data)     Quarter    Quarter    June 30, 2002
-----------------------------------------------------------------------------
Interest Income                           $ 4,331    $ 4,846       $   888
Provision for Loan Participation Losses         -          -             -
                                          -------    -------       -------
Net Interest Income After Provision
 for Loan Participation Losses              4,331      4,846           888
Noninterest Expense                          (195)      (197)          (56)
                                          -------    -------       -------
Income Before Income Taxes                  4,136      4,649           832
Income Taxes                                    -          -             -
                                          -------    -------       -------
Net Income                                $ 4,136    $ 4,649       $   832
                                          =======    =======       =======

Preferred Stock Dividends                 $ 5,541    $     -       $     -
                                          =======    =======       =======

Net Income Available to Common Shares     $(1,405)   $ 4,649       $   832
                                          =======    =======       =======

Per Common Share:
  Basic and Diluted                       $ (0.24)   $  0.78       $  0.14
  Dividends                               $     -    $     -       $     -

Quarterly  earnings  per  share do not  necessarily  add to the  year-to-date amounts due to rounding.

                           PFGI CAPITAL CORPORATION

ITEM 9. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-----------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                   PART III

Items  10  through  13  are  incorporated  by  reference  to  PFGI  Capital's definitive  information statement to be filed with the Commission pursuant to
Regulation 14C within 120 days after the close of PFGI Capital's  fiscal year ending December 31, 2002:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
-----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

An evaluation was performed under the supervision and with the  participation of management,  including the principal executive and financial officers,  of the  effectiveness  of the design and operation of PFGI Capital's  disclosure controls and  procedures as of December 31, 2002.  Based on that  evaluation,
management,   including  the  principal  executive  and  financial  officers, concluded  that  PFGI  Capital's  disclosure  controls  and  procedures  were
effective  with  no  significant   weaknesses  noted.   There  have  been  no
significant  changes in PFGI Capital's  internal controls or in other factors that could  significantly  affect these  internal  controls after the date of their evaluation.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) 1. See Index to Financial Statements on page 30 for a list of all financial statements filed as a part of this report.

    2. Schedules to the financial statements required by Article
       9 of Regulation S-X have been omitted as they are not required, not applicable or the information required thereby is set forth in the related financial statements.

    3. Exhibits:

     1.0 Underwriting Agreement incorporated by reference to Exhibit 1 to
         PFGI Capital's Amended Registration Statement on Form S-3/A
         (Registration No. 333-88446) Filed June 6, 2002.

     3.1 By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital's
         Registration Statement on Form S-3 (Registration No. 333-88446)
         Filed May 16, 2002.

                           PFGI CAPITAL CORPORATION

     3.2 Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.5 to PFGI Capital's Amended Registration
         Statement on Form S-3/A (Registration No. 333-88446) Filed June 6,
         2002.

     4.1 Forward Purchase Contract Agreement incorporated by reference to
         Exhibit 4.2 to PFGI Capital's Amended Registration Statement on
         Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

     4.2 Income PRIDES incorporated by reference to Exhibit A to Exhibit 4.2 to PFGI Capital's Amended Registration Statement on Form S-3/A
         (Registration No. 333-88446) Filed June 6, 2002.

     4.3 Pledge Agreement incorporated by reference to Exhibit 4.4 to PFGI
         Capital's Amended Registration Statement on Form S-3/A (Registration
         No. 333-88446) Filed June 6, 2002.

     4.4 Series A Preferred Stock Certificate incorporated by reference to
         Exhibit 4.5 to PFGI Capital's Amended Registration Statement on Form
         S-3/A (Registration No. 333-88446) Filed June 6, 2002.

     4.5 Remarketing Agreement incorporated by reference to Exhibit 4.6 to
         PFGI Capital's Amended Registration Statement on Form S-3/A
         (Registration No. 333-88446) Filed June 6, 2002.

    10.1 Master Participation and Servicing Agreement incorporated by reference to Exhibit 10.1 to PFGI Capital's Amended Registration
         Statement on Form S-3/A (Registration No. 333-88446) Filed June 6,
         2002.

    10.2 Management Agreement incorporated by reference to Exhibit 10.2 to
         PFGI Capital's Amended Registration Statement on Form S-3/A
         (Registration No. 333-88446) Filed June 6, 2002.

    10.3 Exchange Agreement incorporated by reference to Exhibit 10.3 to
         PFGI Capital's Amended Registration Statement on Form S-3/A
         (Registration No. 333-88446) Filed June 6, 2002.

    23.0 Consent of Independent Auditors attached to this report.

(b)  Reports on Form 8-K:

     None.

                           PFGI CAPITAL CORPORATION

                                  Signatures

Pursuant to the requirements of Section 13 of the Securities  Exchange Act of
1934,  PFGI Capital  Corporation  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PFGI Capital Corporation

                                                    /s/Christopher J. Carey
                                                    -----------------------
                                                      Christopher J. Carey
                                                           President
                                                         April 10, 2003

Pursuant to the  requirements  of the Securities  Exchange Act of 1934,  this report  has been  signed  below by the  following  persons  on behalf of PFGI
Capital Corporation and in the capacities and on the dates indicated.

       Signature                  Capacity                         Date
       ---------                  --------                         ----

/s/Christopher J. Carey     Director and President           April 10, 2003
-----------------------      (Principal Executive Officer)
  Christopher J. Carey

   /s/James Berry           Director                         April 10, 2003
-----------------------
     James Berry

   /s/Dett Hunter           Director                         April 10, 2003
-----------------------
     Dett Hunter

  /s/Mark E. Magee          Director and Secretary           April 10, 2003
-----------------------
    Mark E. Magee

  /s/Robert Pompey          Director                         April 10, 2003
-----------------------
    Robert Pompey

 /s/J. David Rosenberg      Director                         April 10, 2003
-----------------------
  J. David Rosenberg

 /s/John E. Rubenbauer      Director                         April 10, 2003
-----------------------
  John E. Rubenbauer

/s/Anthony M. Stollings     Director and Controller          April 10, 2003
-----------------------      (Chief Financial Officer)
  Anthony M. Stollings

    /s/Tayfun Tuzun         Director and Treasurer           April 10, 2003
-----------------------
      Tayfun Tuzun

                           PFGI CAPITAL CORPORATION

                 Certification of Principal Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           and Securities and Exchange Commission Release 34-46427

I,  Christopher  J. Carey,  the principal  executive  officer of PFGI Capital
Corporation ("PFGI Capital"), certify that:

1. I have reviewed this annual report on Form 10-K of PFGI Capital;
2. Based on my  knowledge,  this  annual  report  does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my  knowledge,  the  financial  statements,  and other  financial information included in this annual report, fairly present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this  annual report;
4. The  registrant's  other  certifying  officer  and I are  responsible  for establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed  such  disclosure  controls  and  procedures  to  ensure  that
      material  information   relating  to  the  registrant,   including  its
      consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the audit committee of  registrant's  board of directors (or persons  performing the equivalent function):
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
6. The  registrant's  other  certifying  officer and I have indicated in this annual report  whether or not there were  significant  changes in internal controls or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent evaluation,  including any  corrective  actions  with  regard  to  significant  deficiencies  and material weaknesses.

Date: April 10, 2003                              /s/Christopher J. Carey
                                               -----------------------------
                                                    Christopher J. Carey
                                                         President
                                               (Principal Executive Officer)

                           PFGI CAPITAL CORPORATION

                 Certification of Principal Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           and Securities and Exchange Commission Release 34-46427

I, Anthony M.  Stollings,  the  principal  financial  officer of PFGI Capital
Corporation ("PFGI Capital"), certify that:

1. I have reviewed this annual report on Form 10-K of PFGI Capital;
2. Based on my  knowledge,  this  annual  report  does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my  knowledge,  the  financial  statements,  and other  financial information included in this annual report, fairly present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this  annual report;
4. The  registrant's  other  certifying  officer  and I are  responsible  for establishing  and  maintaining  disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed  such  disclosure  controls  and  procedures  to  ensure  that
      material  information   relating  to  the  registrant,   including  its
      consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the audit committee of  registrant's  board of directors (or persons  performing the equivalent function):
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
6. The  registrant's  other  certifying  officer and I have indicated in this annual report  whether or not there were  significant  changes in internal controls or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent evaluation,  including any  corrective  actions  with  regard  to  significant  deficiencies  and material weaknesses.

Date: April 10, 2003                             /s/Anthony M. Stollings
                                               -----------------------------
                                                   Anthony M. Stollings
                                                        Controller
                                               (Principal Financial Officer)

                           PFGI CAPITAL CORPORATION

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange  Commission of the Annual Report of PFGI Capital  Corporation  ("PFGI Capital") on Form 10-K
for the period ending  December 31, 2002 (the  "Report"),  I,  Christopher J.
Carey, President (Chief Executive Officer) of PFGI Capital, certify, pursuant to 18  U.S.C.  Section  1350,  as  adopted  pursuant  to  Section  906 of the
Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)
    of the Securities Exchange Act of 1934; and

(2) The information  contained in the Report fairly presents, in all material respects,  the  financial  condition  and results of  operations  of PFGI
    Capital.

/s/Christopher J. Carey
-----------------------
Christopher J. Carey
President (Chief Executive Officer)

April 10, 2003

                           PFGI CAPITAL CORPORATION

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange  Commission of the Annual Report of PFGI Capital  Corporation  ("PFGI Capital") on Form 10-K
for the  period  ending  December  31,  2002 (the  "Report"),  I,  Anthony M.
Stollings,  Controller  (Chief Financial  Officer) of PFGI Capital,  certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)
    of the Securities Exchange Act of 1934; and

(2) The information  contained in the Report fairly presents, in all material respects,  the  financial  condition  and results of  operations  of PFGI
    Capital.

/s/Anthony M. Stollings
-----------------------
Anthony M. Stollings
Controller (Chief Financial Officer)

April 10, 2003