Form 10-Q
period 2003-03-31
PFGI CAPITAL CORP
filed 2003-05-15
CIK 1172857

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                               Commission File
March 31, 2003                                                    1-08019-01

                         PFGI CAPITAL CORPORATION

Incorporated Under                                         IRS Employer I.D.
The Laws of Maryland                                          No. 04-3659419

              One East Fourth Street, Cincinnati, Ohio 45202
                           Phone: 513-579-2000

Indicate  by check  whether  the  registrant  (1) has filed  all  reports required  to be filed by Section 13 or 15(d) of the  Securities  Exchange
Act of 1934 during the  preceding 12 months (or for such  shorter  period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X] No [ ]

Indicate by check  whether the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock, $.01 Par Value = 5,940,000
        Series A Preferred Stock, $25.00 Stated Value = 6,600,000
                          (As of April 30, 2003)

                         PFGI CAPITAL CORPORATION

                        INDEX TO QUARTERLY REPORT

                               ON FORM 10-Q

PART 1. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . 13

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK  . . . . . . . . . . . . . . . . . . . . . . 20

   ITEM 4. CONTROLS AND PROCEDURES  . . . . . . . . . . . . . . . . . . . 21

PART II.  OTHER INFORMATION

                              PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         PFGI CAPITAL CORPORATION
                              BALANCE SHEETS

                                                            March 31, December 31,
                                                                2003         2002
(Dollars In Thousands)                                    (unaudited)
---------------------------------------------------------------------------------
ASSETS
  Commercial Mortgage Loan Participations                  $ 324,744    $ 325,005
  Reserve for Loan Participation Losses                       (3,247)      (3,250)
                                                           ---------    ---------
    Net Commercial Mortgage Loan Participations              321,497      321,755
  Cash and Due From Banks                                      6,539        5,357
  Interest Receivable                                          1,105        1,107
  Accounts Receivable - The Provident Bank                       220          279
  Other Assets                                                    12           17
                                                           ---------    ---------
TOTAL ASSETS                                               $ 329,373    $ 328,515
                                                           =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
      Other Liabilities                                    $       8          $ -
  Shareholders' Equity:
    Series A Preferred Stock, $25 Stated Value,
     6,600,000 Shares Authorized, Issued and Outstanding     165,000      165,000
    Common Stock, $.01 Par Value, 5,940,000 Shares
     Authorized, Issued and Outstanding                           59           59
    Capital Surplus                                          159,380      159,380
    Retained Earnings                                          4,926        4,076
                                                           ---------    ---------
      Total Shareholders' Equity                             329,365      328,515
                                                           ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 329,373    $ 328,515
                                                           =========    =========

See notes to financial statements.

                         PFGI CAPITAL CORPORATION
                           STATEMENT OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 2003
                  (In Thousands, Except Per Share Data)
                               (Unaudited)

Interest Income:
  Interest on Loan Participations                         $4,233
  Interest on Cash Deposit                                    22
                                                          ------
     Total Interest Income                                 4,255

Provision for Loan Participation Losses                        -
                                                          ------
Net Interest Income After Provision
 for Loan Participation Losses                             4,255

Noninterest Expense:
  Loan Servicing Fees                                        101
  Management Fees                                             81
  Other Noninterest Expense                                   26
                                                          ------
                                                             208
                                                          ------
Income Before Income Taxes                                 4,047

Income Taxes                                                   -
                                                          ------
Net Income / Comprehensive Income                         $4,047
                                                          ======
Preferred Stock Dividends                                 $3,197
                                                          ======
Net Income Available to Common Shares                     $  850
                                                          ======
Per Common Share:
  Basic                                                   $ 0.14
  Diluted                                                 $ 0.14
  Dividends                                               $    -

See notes to financial statements.

                         PFGI CAPITAL CORPORATION
               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (In Thousands)
                               (Unaudited)

                                    Preferred     Common    Capital    Retained
                                        Stock      Stock    Surplus    Earnings       Total
-------------------------------------------------------------------------------------------
Balance at January 1, 2003           $165,000       $ 59   $159,380      $4,076    $328,515

Dividends Paid on Preferred Stock                                        (3,197)     (3,197)

Net Income                                                                4,047       4,047
                                     --------       ----   --------      ------    --------
Balance at March 31, 2003            $165,000       $ 59   $159,380      $4,926    $329,365
                                     ========       ====   ========      ======    ========

See notes to financial statements.

                         PFGI CAPITAL CORPORATION
                         STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2003
                              (In Thousands)
                               (Unaudited)

Operating Activities:
  Net Income                                                      $ 4,047
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Decrease in Interest Receivable                                     2
    Decrease in Accounts Receivable and Other Assets                   64
    Increase in Other Liabilities                                       8
                                                                  -------
      Net Cash Used in Operating Activities                         4,121

Investing Activities:
  Net Decrease in Loan Participations                                 258

Financing Activities:
  Dividends Paid to Preferred Shareholders                         (3,197)
                                                                  -------
Increase in Cash and Cash Equivalents                               1,182
Cash at Beginning of Period                                         5,357
                                                                  -------
     Cash and Cash Equivalents at End of Period                   $ 6,539
                                                                  =======

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
   Interest                                                       $     -
   Income Taxes                                                         -

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

NOTE 2. BASIS OF PRESENTATION
-----------------------------

The accompanying  unaudited financial statements reflect all adjustments, consisting  of normal  recurring  accruals,  which are, in the opinion of management,  necessary for a fair presentation of the financial position, the results of operations, changes in shareholders' equity and cash flows for the periods presented.  These financial statements have been prepared according to the rules and  regulations  of the  Securities  and Exchange
Commission and, therefore,  certain information and footnote  disclosures normally  included in financial  statements  prepared in accordance  with accounting principles generally accepted in the United States (GAAP) have been  omitted.  The results of  operations  for  interim  periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial  statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the  financial  statements.  Actual  results  could  differ from those estimates.

The financial  statements  and notes thereto  appearing in PFGI Capital's
2002  annual  report  on  Form  10-K,   which  include   descriptions  of
significant accounting policies, should be read in conjunction with these interim financial statements.

NOTE 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES
---------------------------------------------------------------------

Participations  in loans  are  generally  purchased  from the Bank at the
Bank's carrying value, which  approximates fair value.  Carrying value is the principal  amount  outstanding plus accrued  interest.  A reserve for loan participation losses is transferred from the Bank to PFGI Capital at

                         PFGI CAPITAL CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

the time participations are transferred.  Loans sold back to the Bank are accompanied  by a  transfer  of the  reserve  for those  loans  from PFGI
Capital to the Bank. The reserve for loan  participation  losses reflects management's  judgment as to the level  considered  appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming  assets or impaired loans during the first quarter of 2003.

The  following  table  sets forth an  analysis  of the  reserve  for loan participation  losses for the period from January 1 to March 31, 2003 (in thousands):

Balance at Beginning of Period                                     $3,250
Transferred Reserves, Net                                              (3)
Provision for Loan Losses                                               -
Loans Charged Off                                                       -
Recoveries                                                              -
                                                                   ------
  Balance at End of Period                                         $3,247
                                                                   ======

NOTE 4. EARNINGS PER COMMON SHARE
---------------------------------

Basic  earnings per common share is the amount of earnings for the period available to each share of Common Stock outstanding  during the reporting period.  Diluted  earnings  per common  share is the  amount of  earnings available to each share of Common Stock outstanding  during the reporting period  adjusted for the  potential  issuance of common  shares for stock options,  convertible debt, etc. The earnings  available to each share of
Common Stock has been reduced by any Series A Preferred  Stock  dividend.
PFGI Capital has no stock options or convertible  debt or other potential equity instruments and therefore basic and diluted earnings per share are calculated  on the same  basis.  The  Bank  owns  all of the  issued  and outstanding Common Stock of PFGI Capital.

The  following  table sets  forth the  computation  of basic and  diluted earnings  per common  share for the first  quarter of 2003 (in  thousands except per share data):

Net Income                                                        $ 4,047
Less Preferred Stock Dividends                                     (3,197)
                                                                  -------
  Income Available to Common Shareholder                          $   850
                                                                  =======
Weighted-Average Common Shares Outstanding                          5,940
                                                                  =======
  Basic and Diluted Earnings Per Share                            $  0.14
                                                                  =======

                         PFGI CAPITAL CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 5. REGISTRATION AND ISSUANCE OF PRIDES
-------------------------------------------

Provident  and PFGI Capital  registered  6,000,000  PRIDES  pursuant to a
Registration  Statement  filed with the  Securities  Exchange  Commission which was declared  effective on June 6, 2002. In addition,  the managing underwriter,  Merrill  Lynch & Co.,  was  permitted  to purchase up to an additional  600,000 PRIDES to cover  over-allotments.  Provident and PFGI
Capital sold the 6,000,000  original  PRIDES  effective June 12, 2002 and the 600,000  over-allotment  PRIDES  effective July 2, 2002. The offering was subsequently terminated as all registered PRIDES had been sold.

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

                         PFGI CAPITAL CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

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

                         PFGI CAPITAL CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

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

The  participation  agreement  also  provides for the Bank to service the commercial  mortgage  loans  underlying the  participations  held by PFGI
Capital in a manner  substantially the same for similar work performed by the Bank for  transactions on its own behalf.  The servicing fee that the
Bank charges is .125% per year of the average daily outstanding principal balances of the commercial  mortgage loans  underlying the  participation interests. Loan servicing costs incurred by PFGI Capital totaled $101,000 for the first quarter of 2003.

A  summary  of loan  participation  activity  between  the  Bank and PFGI
Capital for the first quarter of 2003 follows:

Principal Balance at January 1, 2003                                    $ 325,005
Subsequent Transfers of Loan Participations from Bank to PFGI Capital       4,626
Loan Participation Advances                                                 4,828
Transfer of Loan Participations from PFGI Capital to the Bank              (5,072)
Loan Participation Payments                                                (4,643)
                                                                        ---------
  Principal Balance at March 31, 2003                                   $ 324,744
                                                                        =========

The  day-to-day  operations  of PFGI Capital are managed  pursuant to the terms of a management  agreement  between the Bank and PFGI Capital.  The
Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement  for costs incurred to manage PFGI Capital.  The Bank is required to pay all expenses related to  the  performance  of  its  duties  under  the  management  agreement, including any payment to its  affiliates  for managing PFGI Capital.  The management  fee  that the Bank  charges  is .10% per year of the  average daily  outstanding  principal  balance of the  commercial  mortgage loans underlying the participation interests.  Management fees incurred by PFGI
Capital total $81,000 for the first quarter of 2003.

                         PFGI CAPITAL CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

The Bank owns 100% of the Common Stock of PFGI Capital.  Accordingly, the
Bank will receive all common dividends paid, if any, by PFGI Capital.

As of  March  31,  2003  and  December  31,  2002,  PFGI  Capital  had an
interest-bearing   deposit   account  of   $6,539,000   and   $5,357,000,
respectively,  at the Bank and a net receivable of $220,000 and $279,000, respectively, from the Bank.

NOTE 8. LEGAL CONTINGENCIES
---------------------------

On May 3, 2003, a purported  class action was filed in the U.S.  District
Court for the Southern District of Ohio by shareholder  Silverback Master
Ltd. against Provident,  PFGI Capital,  Provident's President,  Robert L.
Hoverson,  Provident's Chief Financial Officer, Christopher J. Carey, and
Allen L. Davis and John R. Farrenkopf,  former officers of Provident,  on behalf of all  purchasers  of PRIDES  in or  traceable  to a June 6, 2002 offering of those securities  registered with the Securities and Exchange
Commission  and  extending  to March 5, 2003.  This  action is based upon
circumstances   involved  in  a  restatement  of  earnings  announced  by
Provident on March 5, 2003. It alleges  violations of securities  laws by the defendants in  Provident's  financial  disclosures  during the period from March 30, 1998 through March 5, 2003 and in the June 2002  offering.
The suit  seeks an  unspecified  amount of  compensatory  damages  and/or rescission of purchases of those securities.

                         PFGI CAPITAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
-------------------------------------------------------------------------
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

                         PFGI CAPITAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

SUMMARY

PFGI Capital  reported net income  available  to common  shareholders  of
$850,000,  or $0.14 per common share, for the first quarter of 2003. Cash dividends of $3,197,000,  or $0.4844 per share, were paid to the Series A
Preferred shareholders during this time period. No dividends were paid to the common shareholders during the first quarter of 2003.

At March 31, 2003 and December 31, 2002, PFGI Capital had total assets of
$329,373,000 and $328,515,000,  respectively. These assets were primarily
comprised  of  net  commercial  mortgage  loan  participations   totaling
$321,497,000  and   $321,755,000  as  of  the  same  dates.   These  loan
participations  were all acquired from the Bank.  Equity for PFGI Capital was  $329,365,000  and $328,515,000 as of March 31, 2003 and December 31,
2002, respectively.

RESULTS OF OPERATIONS

Interest Income

PFGI  Capital's  primary  source of  revenue  is  interest  income on its commercial mortgage loan  participations.  A secondary source of interest income is interest  earned on a deposit  account  held at the Bank.  PFGI
Capital  has no  interest-bearing  liabilities  and no  related  interest expense. Total interest income was $4,255,000 for the quarter ended March
31, 2003. The yield on the loan  participation  portfolio as of March 31,
2003 was 5.20%.

Provision For Loan Participation Losses

The  provision  for loan  participation  losses is the charge to earnings necessary to maintain the allowance  for loan losses at a level  adequate to absorb management's estimate of inherent losses in the loan portfolio.
There was no provision  for loan  participation  losses  during the first quarter  of 2003 as all  loan  participations  were  transferred  to PFGI
Capital with a reserve and there were no charge-offs.

Noninterest Income and Expense

PFGI  Capital  did not record  any  noninterest  income  during the first quarter of 2003.  Noninterest  expense of $208,000 was recognized  during
this  time  period.   Noninterest   expense  is  comprised  primarily  of
compensation  paid to the Bank for loan  servicing  and  management  fees which  totaled  $101,000 and $81,000,  respectively.  On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding  principal balance of the loan  participations and management fees are  assessed  at a rate of 0.10% of the average  daily  outstanding balance of loan participations.

                         PFGI CAPITAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

Income Taxes

PFGI  Capital has elected to be treated as a REIT for federal  income tax purposes and intends to maintain  compliance  with the  provisions of the
Code and therefore is not subject to income taxes.

FINANCIAL CONDITION

Commercial Mortgage Loan Participations

As of March  31,  2003,  PFGI  Capital  had  $321,497,000  of  commercial mortgage loan participations net of reserves. The participation portfolio was acquired  from the Bank.  In order to qualify as a REIT, at least 75%
of PFGI Capital's assets must consist of real estate assets.

The  following  table  shows  the  geographic  distribution  of the loans underlying the commercial  mortgage loan  participations  as of March 31,
2003:

                                           Aggregate         Percentage
                                           Principal       by Aggregate
                         Number              Balance          Principal
State                  of Loans        (In Thousands)           Balance
-----------------------------------------------------------------------
Ohio                        155            $ 260,663              80.27%
Florida                      11               16,992               5.23
Kentucky                      9                9,583               2.95
All Others                   15               37,506              11.55
                            ---            ---------             ------
  Total                     190            $ 324,744             100.00%
                            ===            =========             ======

The following table shows the composition of the commercial mortgage loan participations by property type at March 31, 2003:

                                                    Aggregate     Percentage
                                                    Principal   by Aggregate
                                   Number             Balance      Principal
Property Type                    of Loans       (In Thousands)       Balance
----------------------------------------------------------------------------
Shopping / Retail                      42           $  98,164          30.23%
Office / Warehouse                     57              91,067          28.04
Hotel / Motel                           9              43,946          13.53
Apartments                             35              42,511          13.09
Residential Development                13              13,938           4.29
Healthcare Facilities                   2               7,154           2.21
Other Commercial Properties            32              27,964           8.61
                                      ---           ---------         ------
  Total                               190           $ 324,744         100.00%
                                      ===           =========         ======

                         PFGI CAPITAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

Some of the loans underlying the commercial  mortgage loan participations bear interest at fixed rates,  and some bear  interest at variable  rates based on indices such as LIBOR and the prime rate.  The following  tables show data with  respect to  interest  rates of the loans  underlying  the commercial mortgage loan participations at March 31, 2003:

                              Fixed Rate                          Variable Rate
                  -----------------------------------  ------------------------------------
                               Aggregate   Percentage               Aggregate    Percentage
                  Number       Principal by Aggregate  Number       Principal  by Aggregate
                     of          Balance    Principal      of         Balance     Principal
 Interest Rate    Loans    (In Thousands)     Balance   Loans   (In Thousands)      Balance
 ------------------------------------------------------------------------------------------
 Under 5.00%          3          $ 1,956         5.75%     84       $ 206,027         70.86%
 5.00% to 5.99%       1            6,760        19.88      16           6,450          2.22
 6.00% to 6.99%       2              809         2.38      23          30,091         10.35
 7.00% to 7.99%       4            9,028        26.54      32          22,644          7.79
 8.00% to 8.99%       5           15,456        45.45      20          25,523          8.78
                     --         --------       ------     ---       ---------        ------
                     15         $ 34,009       100.00%    175       $ 290,735        100.00%
                     ==         ========       ======     ===       =========        ======

                                    Aggregate    Percentage         Weighted
                       Number       Principal  by Aggregate          Average
                           of         Balance     Principal         Interest
 Interest Type          Loans   (In Thousands)      Balance             Rate
 ---------------------------------------------------------------------------
 Fixed Rate Loans          15       $  34,009         10.47%            7.16%
 Variable Rate Loans      175         290,735         89.53             4.97
                          ---       ---------        ------             ----
   Total                  190       $ 324,744        100.00%            5.20%
                          ===       =========        ======             ====

Other Assets

As of March 31, 2003 and  December  31,  2002,  PFGI  Capital had cash of
$6,539,000 and $5,357,000,  respectively,  in an interest bearing deposit account at the Bank.  As of March 31,  2003,  the account was  yielding a rate of 1.20%.

Additionally,  PFGI Capital had interest  receivable  of  $1,105,000  and
$1,107,000,  accounts  receivable of $220,000 and  $279,000,  and prepaid expenses of $12,000 and  $17,000 as of March 31,  2003 and  December  31,
2002, respectively.

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
Concentration  of credit risk may increase the  relative  sensitivity  of performance  to both  positive  and  negative  developments  affecting  a particular region or property type. PFGI Capital's balance sheet exposure to  geographic  concentrations  directly  affects  the credit risk of the underlying loans within the participation interests. Approximately 88% of the loans  underlying  the  participation  interests are located in Ohio,
Florida and Kentucky. Consequently, the portfolio may experience a higher default  rate in the event of adverse  economic,  political,  or business developments  or  natural  hazards  in these  states  and may  affect the ability of  borrowers to make  payments of principal  and interest on the underlying loans.  "Shopping / Retail" and "Office / Warehouse"  property types represent approximately 30% and 28% of the total loan participation balance,  respectively.  As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property  types.  Borrowers  obligated in loans  underlying PFGI
Capital's participation interests, however, do not represent a particular concentration of similar business activity.

                         PFGI CAPITAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

The  following  table  shows  a  progression  of  the  reserve  for  loan
participation   losses  for  the  first   quarter  of  2003  (dollars  in
thousands):

Balance at Beginning of Period                                     $3,250
Transferred Reserves, Net                                              (3)
Provision for Loan Losses                                               -
Loans Charged Off                                                       -
Recoveries                                                              -
                                                                   ------
  Balance at End of Period                                         $3,247
                                                                   ======
Net Charge-Offs to Average Commercial
 Mortgage Loan Participations                                        0.00%
                                                                   ======
Reserve for Loan Participation Losses to
 Commercial Mortgage Loan Participations                             1.00%
                                                                   ======

Non-performing  assets  consist  of  underlying  loans that are no longer accruing interest and property acquired through  foreclosure.  Commercial mortgage  loans  are  placed  on  non-accrual  status  and stop  accruing interest  when  collection  of  principal  or  interest  is in  doubt  or generally when the  underlying  loans are 90 days past due. When interest accruals are suspended,  accrued  interest  income is reversed with prior period accruals  charged to earnings.  As of March 31, 2003, no loans had been placed on  non-accrual  status nor had any  property  been  acquired through foreclosure. Additionally, no loan participations were delinquent thirty or more days as of March 31, 2003.

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

Holders of PFGI  Capital's  Preferred  Stock are entitled to receive,  if authorized  and  declared  by  the  board  of  directors,  non-cumulative dividends  at the rate of 7.75% per  annum,  or  $1.9375  per  share.  As
6,600,000  shares of Preferred  Stock is  outstanding,  cash dividends of
$3,197,000 are expected to be paid each quarter.

                         PFGI CAPITAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

As  an  alternative  to  distributing  a  cash  dividend  to  its  common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a "consent  dividend",  as authorized by Section 565 of the Internal  Revenue  Code. A consent  dividend  procedure is where a shareholder,  on the last day of a REIT's tax year,  agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash  or  property  actually  occurring.  The  effect  of the  consent dividend  is that the REIT is  considered  to have paid a dividend on the last day of its tax  year,  and the  shareholder  is  treated  as  having received  that  amount and  contributed  it back to the REIT.  The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT's taxable income has  been  distributed  to its  shareholders.  PFGI  Capital,  as a REIT, receives a deduction for dividends  paid,  reducing its taxable income by the amount of the  consent  dividend,  but  without the need to have cash available to  distribute.  PFGI Capital and its common  shareholder  have agreed to use the consent dividend  procedure.  As a result, PFGI Capital will have additional  funds available for investment  purposes and/or for distribution to its preferred shareholders.

                         PFGI CAPITAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Management is concerned with the timing and magnitude of the repricing of assets  and  liabilities.  It is  management's  objective  to  attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse  changes in market  prices and interest  rates.
Market risk arises  primarily from interest rate risk inherent in lending and other related activities.  Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale  activity,  maturities of investments  and  anticipated
loan  participation  pay-offs.  PFGI  Capital's   interest-rate-sensitive
assets  consisted  largely  of  participation   interests  in  commercial
mortgage   loans.   At  March  31,  2003,  10%  of  PFGI  Capital's  loan
participation  portfolio  had fixed  interest  rates.  Such loans tend to increase interest rate risk. At March 31, 2003, PFGI Capital did not have any interest-rate-sensitive liabilities.

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

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled  dividend  payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately
4.20%.  As of  March  31,  2003,  the  average  weighted  yield  on  loan participations  was 5.20%.  Assuming that the investment in participation interests  remain  level,  yields on loan  participations  would  have to decrease by 100 basis points before cash flows would be  insufficient  to cover the regular dividend payments to holders of Preferred Stock.

                         PFGI CAPITAL CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

An  evaluation  was  performed   under  the   supervision  and  with  the
participation  of  management,  including  the  principal  executive  and financial  officers,  of the effectiveness of the design and operation of
PFGI Capital's disclosure controls and procedures within 90 days prior to the  filing  of this Form  10-Q.  Based on that  evaluation,  management, including the principal executive and financial officers,  concluded that
PFGI Capital's  disclosure controls and procedures were effective with no significant  weaknesses noted. There have been no significant  changes in
PFGI  Capital's   internal  controls  or  in  other  factors  that  could
significantly  affect  these  internal  controls  after the date of their evaluation.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

On May 3, 2003, a purported  class action was filed in the U.S.  District
Court for the Southern District of Ohio by shareholder  Silverback Master
Ltd. against Provident,  PFGI Capital,  Provident's President,  Robert L.
Hoverson,  Provident's Chief Financial Officer, Christopher J. Carey, and
Allen L. Davis and John R. Farrenkopf,  former officers of Provident,  on behalf of all  purchasers  of PRIDES  in or  traceable  to a June 6, 2002 offering of those securities  registered with the Securities and Exchange
Commission  and  extending  to March 5, 2003.  This  action is based upon
circumstances   involved  in  a  restatement  of  earnings  announced  by
Provident on March 5, 2003. It alleges  violations of securities  laws by the defendants in  Provident's  financial  disclosures  during the period from March 30, 1998 through March 5, 2003 and in the June 2002  offering.
The suit  seeks an  unspecified  amount of  compensatory  damages  and/or rescission of purchases of those securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits filed:

     Exhibit 99.1 - Section 906 of the Sarbanes-Oxley Act of 2002,
      Certification of Chief Executive Officer
     Exhibit 99.2 - Section 906 of the Sarbanes-Oxley Act of 2002,
      Certification of Chief Financial Officer

All other items  required in Part II of this form have been omitted since they are not applicable or not required.

                         PFGI CAPITAL CORPORATION

                                SIGNATURE

Pursuant to the requirements of the Securities  Exchange Act of 1934, the
Registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PFGI Capital Corporation
                                                        (Registrant)

Date:    May 15, 2003                            /s/Anthony M. Stollings
                                                 -----------------------
                                                   Anthony M. Stollings
                                                        Controller
                                               (Principal Financial Officer)

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

Date: May 15, 2003                           /s/Christopher J. Carey
                                             -----------------------
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

Date: May 15, 2003                           /s/Anthony M. Stollings
                                             -----------------------
                                              Anthony M. Stollings
                                    Controller (Principal Financial Officer)