Form 10-Q
period 2003-06-30
PFGI CAPITAL CORP
filed 2003-08-14
CIK 1172857

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                               Commission File
June 30, 2003                                                     1-08019-01

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
                            (As of July 31, 2003)

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

PART II.  OTHER INFORMATION

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          PFGI CAPITAL CORPORATION
                               BALANCE SHEETS

                                                           June 30,   December 31,
                                                             2003         2002
(Dollars In Thousands)                                    (unaudited)
---------------------------------------------------------------------------------
ASSETS
  Commercial Mortgage Loan Participations                  $ 324,930    $ 325,005
  Reserve for Loan Participation Losses                       (3,249)      (3,250)
                                                           ---------    ---------
    Net Commercial Mortgage Loan Participations              321,681      321,755
  Cash and Due From Banks                                      7,021        5,357
  Interest Receivable                                          1,198        1,107
  Accounts Receivable - The Provident Bank                       126          279
  Other Assets                                                    20           17
                                                           ---------    ---------
TOTAL ASSETS                                               $ 330,046    $ 328,515
                                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
      Other Liabilities                                    $      15    $       -
  Shareholders' Equity:
    Series A Preferred Stock, $25 Stated Value,
     6,600,000 Shares Authorized, Issued and Outstanding     165,000      165,000
    Common Stock, $.01 Par Value, 5,940,000 Shares
     Authorized, Issued and Outstanding                           59           59
    Capital Surplus                                          159,380      159,380
    Retained Earnings                                          5,592        4,076
                                                           ---------    ---------
      Total Shareholders' Equity                             330,031      328,515
                                                           ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 330,046    $ 328,515
                                                           =========    =========

See notes to financial statements.

                   PFGI CAPITAL CORPORATION
                     STATEMENTS OF INCOME
                          (Unaudited)

                                              Three            Six           Period From
                                           Months Ended    Months Ended   June 12, 2002 to
(In Thousands, Except Per Share Data)     June 30, 2003   June 30, 2003     June 30, 2002
------------------------------------------------------------------------------------------
Interest Income:
  Interest on Loan Participations            $ 4,051         $ 8,284               $ 888
  Interest on Cash Deposit                        41              63                   -
                                             -------         -------               -----
     Total Interest Income                     4,092           8,347                 888

Provision for Loan Participation Losses            -               -                   -
                                             -------         -------               -----
Net Interest Income After Provision
 for Loan Participation Losses                 4,092           8,347                 888

Noninterest Expense:
  Loan Servicing Fees                            100             201                  31
  Management Fees                                 79             160                  25
  Other Noninterest Expense                       50              76                   -
                                             -------         -------               -----
                                                 229             437                  56
                                             -------         -------               -----
Income Before Income Taxes                     3,863           7,910                 832

Income Taxes                                       -               -                   -
                                             -------         -------               -----
Net Income / Comprehensive Income            $ 3,863         $ 7,910               $ 832
                                             =======         =======               =====

Preferred Stock Dividends                    $ 3,197         $ 6,394               $   -
                                             =======         =======               =====

Net Income Available to Common Shares        $   666         $ 1,516               $ 832
                                             =======         =======               =====

Per Common Share:
  Basic                                      $  0.11         $  0.26              $ 0.14
  Diluted                                    $  0.11         $  0.26              $ 0.14
  Dividends                                  $     -         $     -              $    -

See notes to financial statements.

                          PFGI CAPITAL CORPORATION
                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                   Preferred   Common     Capital     Retained
(In Thousands)                         Stock    Stock     Surplus     Earnings        Total
-------------------------------------------------------------------------------------------
Balance at June 12, 2002            $      -   $    -   $       -    $       -    $       -

Issuance of Common Stock                           59     164,941                   165,000
Issuance of Preferred Stock          165,000                                        165,000
Offering Costs of Preferred Stock                          (4,453)                   (4,453)
Net Income                                                                 832          832
                                    --------   ------   ---------    ---------    ---------
Balance at June 30, 2002            $165,000   $   59   $ 160,488    $     832    $ 326,379
                                    ========   ======   =========    =========    =========

Balance at January 1, 2003          $165,000   $   59   $ 159,380    $   4,076    $ 328,515

Dividends Paid on Preferred Stock                                       (6,394)      (6,394)
Net Income                                                               7,910        7,910
                                    --------   ------   ---------    ---------    ---------
Balance at June 30, 2003            $165,000   $   59   $ 159,380    $   5,592    $ 330,031
                                    ========   ======   =========    =========    =========

See notes to financial statements.

                            PFGI CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six       Period From
                                                  Months Ended  June 12, 2002 to
(In Thousands)                                   June 30, 2003     June 30, 2002
--------------------------------------------------------------------------------
Operating Activities:
  Net Income                                         $   7,910         $     832
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Increase in Interest Receivable                        (91)           (1,252)
    (Increase) Decrease in Accounts Receivable
     and Other Assets                                      150           (29,942)
    Increase in Other Liabilities                           15               450
                                                     ---------         ---------
      Net Cash Provided By (Used In)
       Operating Activities                              7,984           (29,912)

Investing Activities:
  Net (Increase) Decrease in Loan Participations            74          (130,635)

Financing Activities:
  Proceeds from Issuance of Preferred Stock                  -           165,000
  Offering Costs of Preferred Stock                          -            (4,453)
  Dividends Paid to Preferred Shareholders              (6,394)                -
                                                     ---------         ---------
    Net Cash Provided By (Used In)
     Financing Activities                               (6,394)          160,547

Increase in Cash and Cash Equivalents                    1,664                 -
Cash at Beginning of Period                              5,357                 -
                                                     ---------         ---------
     Cash and Cash Equivalents at End of Period      $   7,021         $       -
                                                     =========         =========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
   Interest                                          $       -         $       -
   Income Taxes                                              -                 -
Non-Cash Activity:
  Exchange of Common Stock for Loan Participations           -           165,000

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

NOTE 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES
---------------------------------------------------------------------

Participations in loans are generally  purchased from the Bank at the Bank's carrying  value,  which  approximates  fair  value.  Carrying  value  is the principal  amount  outstanding  plus  accrued  interest.  A reserve for loan participation  losses is  transferred  from the Bank to PFGI  Capital at the

                          PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

time  participations  are  transferred.  Loans  sold  back to the  Bank  are accompanied  by a transfer of the reserve for those loans from PFGI  Capital to the Bank. The reserve for loan participation losses reflects management's judgment as to the level considered appropriate to absorb inherent losses in
the  loan   participation   portfolio.   PFGI   Capital  did  not  have  any
nonperforming  assets or impaired  loans during the first six months of 2003 or for the period from June 12, 2002 to June 30, 2002.

The  following  table  sets  forth  an  analysis  of the  reserve  for  loan participation losses for the periods indicated:

                                         Three            Six       Period From
                                  Months Ended   Months Ended  June 12, 2002 to
(In Thousands)                   June 30, 2003  June 30, 2003     June 30, 2002
-------------------------------------------------------------------------------
Balance at Beginning of Period         $ 3,247        $ 3,250           $     -
Transferred Reserves, Net                    2             (1)            2,992
Provision for Loan Losses                    -              -                 -
Loans Charged Off                            -              -                 -
Recoveries                                   -              -                 -
                                       -------        -------           -------
  Balance at End of Period             $ 3,249        $ 3,249           $ 2,992
                                       =======        =======           =======

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

                                                     Three             Six       Period From
                                              Months Ended    Months Ended  June 12, 2002 to
(In Thousands, Except Per Share Data)        June 30, 2003   June 30, 2003     June 30, 2002
--------------------------------------------------------------------------------------------
Net Income                                         $ 3,863         $ 7,910           $   832
Less Preferred Stock Dividends                      (3,197)         (6,394)                -
                                                   -------         -------           -------
  Income Available to Common Shareholder           $   666         $ 1,516           $   832
                                                   =======         =======           =======
Weighted-Average Common Shares Outstanding           5,940           5,940             5,940
                                                   =======         =======           =======
  Basic and Diluted Earnings Per Share             $  0.11         $  0.26           $  0.14
                                                   =======         =======           =======

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

The  participation  agreement  also  provides  for the Bank to  service  the commercial mortgage loans underlying the participations held by PFGI Capital in a manner  substantially  the same for similar work  performed by the Bank for transactions on its own behalf.  The servicing fee that the Bank charges is .125% per year of the average daily outstanding  principal balance of the commercial  mortgage loans  underlying  the  participation  interests.  Loan servicing  costs incurred by PFGI Capital  totaled  $201,000 and $31,000 for the first six months of 2003 and for the period  from June 12,  2002 to June
30, 2002, respectively.

A summary of loan  participation  activity between the Bank and PFGI Capital for the periods indicated follows:

                                                    Three               Six       Period From
                                             Months Ended      Months Ended  June 12, 2002 to
(In Thousands)                              June 30, 2003     June 30, 2003     June 30, 2002
---------------------------------------------------------------------------------------------
Principal Balance at Beginning of Period        $ 324,744         $ 325,005         $       -
Transfers of Loan Participations
 From Bank to PFGI Capital                         38,121            42,747           298,627
Loan Participation Advances                         4,897             9,725                 -
Transfer of Loan Participations
 From PFGI Capital to the Bank                     (6,054)          (11,126)                -
Loan Participation Payments                       (36,778)          (41,421)                -
                                                ---------         ---------         ---------
  Principal Balance at End of Period            $ 324,930         $ 324,930         $ 298,627
                                                =========         =========         =========

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
Management  fees incurred by PFGI Capital total $160,000 and $25,000 for the first six months of 2003 and for the period  from June 12,  2002 to June 30,
2002, respectively.

The Bank owns 100% of the Common  Stock of PFGI  Capital.  Accordingly,  the
Bank will receive all common dividends paid, if any, by PFGI Capital.

As  of  June  30,  2003  and  December   31,  2002,   PFGI  Capital  had  an
interest-bearing deposit account of $7,021,000 and $5,357,000, respectively, at the Bank and a net  receivable  of $126,000 and  $279,000,  respectively, from the Bank.

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

NOTE 9. ACCOUNTING PRONOUNCEMENTS EFFECTIVE FOR FUTURE PERIODS
--------------------------------------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB
Interpretation No. 46,  "Consolidation of Variable Interest Entities".  This
Interpretation   of   Accounting   Research   Bulletin   No.  51  (ARB  51),
"Consolidated  Financial  Statements,"  addresses  consolidation by business enterprises where ownership interests in an entity may vary over time or, in
many  cases,   consolidation  of  special-purpose  entities  (SPEs).  To  be consolidated  for  financial  reporting,  these  entities  must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements  include  subsidiaries  in which the enterprise has a controlling financial  interest.  This Interpretation  requires existing  unconsolidated

                          PFGI CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant  variable interests in such an entity, but is not the primary beneficiary,  is required to disclose certain information regarding its interests in that entity. This  Interpretation  applies in the first  fiscal  year or interim  period  beginning  after June 15,  2003,  to variable  interest entities in which an enterprise holds an interest that it acquired  before  February 1, 2003. It also applies  immediately to variable interest  entities created after January 31, 2003, and to variable  interest entities in which an  enterprise  obtains an interest  after that date.  The adoption of this Interpretation is not expected to have a material impact on
PFGI Capital's results of operations or financial condition.

In April 2003, FASB issued Statement of Financial  Accounting  Standards No.
149  "Amendment  of  Statement  133 on  Derivative  Instruments  and Hedging
Activities."  Statement 149 amends and clarifies  financial  accounting  and
reporting  for  derivative   instruments,   including   certain   derivative
instruments  embedded in other  contracts and for hedging  activities  under
Statement  133   "Accounting   for   Derivative   Instruments   and  Hedging
Activities."  Statement 149 amends  Statement 133 for decisions  made (1) as part  of the  Derivatives  Implementation  Group  process  that  effectively required  amendments  to Statement  133, (2) in  connection  with other FASB projects  dealing with  financial  instruments,  and (3) in connection  with
implementation   issues  raised  in  relation  to  the  application  of  the definition of a derivative. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and hedging  relationships  designated after June 30, 2003.  However,  the  provisions of Statement 149 that merely represent the  codification  of previous  Derivatives  Implementation  Group decisions,  are  already  effective  and  should  continue  to be applied in accordance  with their prior  respective  effective  dates.  The adoption of
Statement  149 is not expected to have a material  impact on PFGI  Capital's results of operations or financial condition.

In May 2003, FASB issued  Statement 150  "Accounting  for Certain  Financial
Instruments with  Characteristics of both Liabilities and Equity." Statement
150 establishes  standards for how an issuer classifies and measures certain financial  instruments with  characteristics of both liabilities and equity.
It requires that an issuer  classify a financial  instrument  that is within its  scope  as a  liability.  Many  of  those  instruments  were  previously classified as equity.  Statement 150 is effective for financial  instruments entered into or modified  after May 31, 2003,  and otherwise is effective at the beginning of the first  interim  period  beginning  after June 15, 2003.
Restatement is not permitted.  The adoption of Statement 150 is not expected to have a  material  impact  on PFGI  Capital's  results  of  operations  or financial condition.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking  statements that are subject to numerous  assumptions,  risks or  uncertainties.  The Private  Securities
Litigation  Reform Act of 1995  provides a safe  harbor for  forward-looking statements.  Forward-looking  statements  may be identified by words such as estimates, anticipates,  projects, plans, expects, intends, believes, should and  similar  expressions  and by the  context in which they are used.  Such statements are based upon current expectations of the company and speak only as of the date made.  Actual  results  could  differ  materially  from those contained in or implied by such forward-looking  statements for a variety of factors including: sharp and/or rapid changes in interest rates; prepayments of loans  with  fixed  interest  rates,  resulting  in  reinvestment  of the proceeds  in loans with lower  interest  rates;  significant  changes in the anticipated  economic  scenario which could  materially  change  anticipated credit quality  trends;  adverse  economic and other  developments in states where loans are  concentrated;  the possible  exchange of Series A Preferred
Stock for  preferred  shares  of the Bank at the  direction  of the  Federal
Reserve  Board or the Ohio  Division of Financial  Institutions  if the Bank
becomes undercapitalized; the failure of PFGI Capital to maintain its status as a REIT for  federal  income  tax  purposes;  and  significant  changes in accounting,  tax, or regulatory  practices or requirements and factors noted
in connection with forward-looking  statements.  Additionally,  borrowers of loan  participations  could suffer  unanticipated  losses  without regard to general  economic  conditions.  The result of these and other  factors could cause  differences  from  expectations in the level of defaults,  changes in risk characteristics of the loan participation portfolio, and changes in the

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

provision  for  loan  participation   losses.  PFGI  Capital  undertakes  no
obligations  to update any  forward-looking  statements to reflect events or circumstances arising after the date on which they are made.

SUMMARY

PFGI  Capital  reported  net  income  available  to common  shareholders  of
$666,000,  or $0.11 per  common  share,  and  $832,000,  or $0.14 per common share,  for the second quarter of 2003 and for the period from June 12, 2002 to June 30, 2002, respectively. Cash dividends of $3,197,000, or $0.4844 per share,  were paid to the Series A Preferred  shareholders  during the second quarter  of  2003.  No  dividends  were  paid  to  the  Series  A  Preferred shareholders during the period from June 12, 2002 to June 30, 2003.

For  the  first  six  months  of  2003,  net  income   available  to  common
shareholders  was $1,516,000,  or $0.26 per common share.  Cash dividends of
$6,394,000,  or  $0.9688  per  share,  were paid to the  Series A  Preferred shareholders  during this six month period.  No dividends  have been paid to the common shareholders since the inception of PFGI Capital.

At June 30, 2003 and  December  31,  2002,  PFGI Capital had total assets of
$330,046,000  and  $328,515,000,  respectively.  These assets were primarily
comprised  of  net   commercial   mortgage  loan   participations   totaling
$321,681,000   and   $321,755,000   as  of  the  same   dates.   These  loan
participations  were all acquired from the Bank. Equity for PFGI Capital was
$330,031,000  and  $328,515,000  as of June 30, 2003 and  December 31, 2002,
respectively.

RESULTS OF OPERATIONS

Interest Income

PFGI  Capital's  primary  source  of  revenue  is  interest  income  on  its commercial  mortgage  loan  participations.  A secondary  source of interest income  is  interest  earned  on a deposit  account  held at the Bank.  PFGI
Capital has no interest-bearing liabilities and no related interest expense.
Total interest  income was $4,092,000 and $8,347,000 for the three-month and six-month  periods  ended June 30, 2003,  respectively.  For the period from
June 12, 2002 to June 30, 2002,  total  interest  income was  $888,000.  The yield on the loan participation portfolio as of June 30, 2003 was 4.97%.

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Provision For Loan Participation Losses

The  provision  for loan  participation  losses is the  charge  to  earnings necessary to maintain the allowance  for loan losses at a level  adequate to absorb management's estimate of inherent losses in the loan portfolio. There was no provision for loan  participation  losses during the first six months of 2003 or during the period from June 12, 2002 to June 30, 2002 as all loan participations  were  transferred  to PFGI  Capital with a reserve and there were no charge-offs.

Noninterest Income and Expense

PFGI  Capital  did not record any  noninterest  income  during the first two quarters  of 2003 or for the  period  from June 12,  2002 to June 30,  2002.
Noninterest  expense of $229,000  and  $437,000  was  recognized  during the three-month  and six-month  periods ended June 30, 2003,  respectively,  and
$56,000 was  recognized  for the period from June 12, 2002 to June 30, 2002.
Noninterest  expense is comprised primarily of compensation paid to the Bank for loan servicing and  management  fees which totaled  $179,000  during the second  quarter of 2003,  $361,000  during the first six months of 2003, and
$56,000  for the period from June 12,  2002 to June 30,  2002.  On an annual basis,  loan  servicing fees are assessed at a rate of 0.125% of the average
daily  outstanding   principal  balance  of  the  loan   participations  and
management  fees  are  assessed  at a rate of  0.10%  of the  average  daily outstanding principal balance of loan participations.

Income Taxes

PFGI  Capital  has  elected to be treated as a REIT for  federal  income tax purposes and intends to maintain  compliance with the provisions of the Code and therefore is not subject to income taxes.

FINANCIAL CONDITION

Commercial Mortgage Loan Participations

As of June 30, 2003 and December 31, 2002, PFGI Capital had $321,681,000 and
$321,755,000,  respectively,  of commercial mortgage loan participations net of reserves.  The  participation  portfolio  was acquired  from the Bank. In order to  qualify  as a REIT,  at least 75% of PFGI  Capital's  assets  must consist of real estate assets.

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The  following  table  shows  the  geographic   distribution  of  the  loans
underlying the commercial mortgage loan participations as of June 30, 2003:

                                                   Aggregate      Percentage
                                                   Principal    by Aggregate
                                      Number         Balance       Principal
State                               of Loans   (In Thousands)        Balance
----------------------------------------------------------------------------
Ohio                                     159       $ 270,604          83.28%
Florida                                   12          17,425           5.36
Kentucky                                   6           5,006           1.54
All Others                                13          31,895           9.82
                                         ---       ---------         ------
  Total                                  190       $ 324,930         100.00%
                                         ===       =========         ======

The following  table shows the  composition of the commercial  mortgage loan participations by property type at June 30, 2003:

                                                   Aggregate     Percentage
                                                   Principal   by Aggregate
                                      Number         Balance      Principal
Property Type                       of Loans   (In Thousands)       Balance
---------------------------------------------------------------------------
Shopping / Retail                         44       $ 105,647         32.51%
Office / Warehouse                        61         105,334         32.42
Apartments                                32          43,839         13.49
Hotel / Motel                             10          33,322         10.26
Residential Development                   14          10,649          3.28
Healthcare Facilities                      3           8,009          2.46
Other Commercial Properties               26          18,130          5.58
                                         ---       ---------        ------
  Total                                  190       $ 324,930        100.00%
                                         ===       =========        ======

Some of the loans  underlying  the commercial  mortgage loan  participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following  tables show data with  respect  to  interest  rates of the loans  underlying  the  commercial mortgage loan participations at June 30, 2003:

                                 Fixed Rate                           Variable Rate
                   -------------------------------------   -------------------------------------
                                Aggregate     Percentage                Aggregate     Percentage
                   Number       Principal   by Aggregate   Number       Principal   by Aggregate
                       of         Balance      Principal       of         Balance      Principal
Interest Rate       Loans   (In Thousands)       Balance    Loans   (In Thousands)       Balance
------------------------------------------------------------------------------------------------
 Under 5.00%            2        $    827           3.17%     100       $ 219,229          73.35%
 5.00% to 5.99%         1           6,734          25.84       13          10,521           3.52
 6.00% to 6.99%         2             789           3.03       22          28,743           9.62
 7.00% to 7.99%         3           7,273          27.91       27          20,469           6.85
 Over 8.00%             6          10,436          40.05       14          19,909           6.66
                       --        --------         ------      ---       ---------         ------
                       14        $ 26,059         100.00%     176       $ 298,871         100.00%
                       ==        ========         ======      ===       =========         ======

                                       Aggregate      Percentage    Weighted
                          Number       Principal    by Aggregate     Average
                              of         Balance       Principal    Interest
 Interest Type             Loans   (In Thousands)        Balance        Rate
 ---------------------------------------------------------------------------
 Fixed Rate Loans             14       $  26,059            8.02%       7.46%
 Variable Rate Loans         176         298,871           91.98        4.75
                             ---       ---------          ------        ----
   Total                     190       $ 324,930          100.00%       4.97%
                             ===       =========          ======        ====

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Other Assets

As of June  30,  2003  and  December  31,  2002,  PFGI  Capital  had cash of
$7,021,000 and  $5,357,000,  respectively,  in an interest  bearing  deposit account at the Bank. As of June 30, 2003, the account was yielding a rate of
1.10%.

Additionally,  PFGI  Capital  had  interest  receivable  of  $1,198,000  and
$1,107,000,  accounts  receivable  of  $126,000  and  $279,000,  and prepaid expenses of $20,000 and $17,000 as of June 30, 2003 and  December  31, 2002,
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

CREDIT QUALITY

PFGI  Capital's  exposure  to  credit  risk is  managed  through  its use of consistent  underwriting  standards that emphasize "in-market" lending while avoiding excessive property type and business activity  concentrations.  The
Bank's credit and risk management function employs extensive risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly  identified.  These procedures provide executive  management of the Bank and PFGI Capital with the information necessary to implement policy adjustments  where  necessary,  and take  corrective  actions on a proactive basis.  These procedures also include evaluating the adequacy of the reserve for loan  participation  losses,  which  includes  an  analysis  of specific credits and the  application  of relevant  reserve  factors  that  represent relative  risk,  based  on  portfolio  trends,  current  and  historic  loss experience,  and  prevailing  economic  conditions,  to  specific  portfolio segments.

Concentration  of credit risk generally arises with respect to participation interests  when a number of  underlying  loans  have  borrowers  in the same geographical region or with similar property types.  Concentration of credit risk may increase the relative  sensitivity  of performance to both positive and negative  developments  affecting a particular  region or property type.
PFGI Capital's balance sheet exposure to geographic  concentrations directly

                          PFGI CAPITAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

affects the credit risk of the  underlying  loans  within the  participation interests.  Approximately  90% of the  loans  underlying  the  participation interests  are located in Ohio,  Florida  and  Kentucky.  Consequently,  the
portfolio  may  experience  a higher  default  rate in the event of  adverse economic,  political,  or business  developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and  interest  on the  underlying  loans.  "Shopping / Retail" and "Office /
Warehouse"  property types represent  approximately 33% and 32% of the total loan  participation  balance,  respectively.  As a result, the portfolio may also  experience  a higher  default  rate in the event of  adverse  business developments  related to these property types.  Borrowers obligated in loans underlying PFGI Capital's participation interests, however, do not represent a particular concentration of similar business activity.

The  following   table  shows  a   progression   of  the  reserve  for  loan
participation losses for the periods indicated:

                                                  Three             Six        Period From
                                           Months Ended    Months Ended   June 12, 2002 to
(In Thousands)                            June 30, 2003   June 30, 2003      June 30, 2002
------------------------------------------------------------------------------------------
Balance at Beginning of Period                  $ 3,247         $ 3,250          $       -
Transferred Reserves, Net                             2              (1)             2,992
Provision for Loan Losses                             -               -                  -
Loans Charged Off                                     -               -                  -
Recoveries                                            -               -                  -
                                                -------         -------          ---------
  Balance at End of Period                      $ 3,249         $ 3,249          $   2,992
                                                =======         =======          =========
Net Charge-Offs to Average Commercial
 Mortgage Loan Participations                      0.00%           0.00%              0.00%
                                                =======         =======          =========
Reserve for Loan Participation Losses to
 Commercial Mortgage Loan Participations           1.00%           1.00%              1.00%
                                                =======         =======          =========

Non-performing  assets  consist  of  underlying  loans  that  are no  longer accruing  interest and property  acquired  through  foreclosure.  Commercial mortgage loans are placed on non-accrual  status and stop accruing  interest when  collection of principal or interest is in doubt or generally  when the underlying loans are 90 days past due. When interest accruals are suspended, accrued  interest income is reversed with prior period  accruals  charged to earnings.  As of June 30,  2003,  no loans had been  placed  on  non-accrual status nor had any property been acquired through foreclosure. Additionally, no loan  participations  were delinquent  thirty or more days as of June 30,
2003.

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

As an alternative to distributing a cash dividend to its common shareholder,
PFGI  Capital has the option of  distributing  a dividend  using a procedure known as a "consent dividend",  as authorized by Section 565 of the Internal
Revenue Code. A consent  dividend  procedure is where a shareholder,  on the last day of a REIT's tax year, agrees to treat as a dividend the amount that the  REIT so  designates,  without  any  distribution  of  cash or  property actually  occurring.  The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year,  and the shareholder  is treated as having  received that amount and  contributed  it back to the REIT. The dollar amount of the consent dividend is included,  as if it were distributed, in the calculation to determine that at least 90% of a REIT's  taxable  income has been  distributed  to its  shareholders.  PFGI
Capital,  as a REIT,  receives a deduction for dividends paid,  reducing its taxable income by the amount of the consent  dividend,  but without the need
to  have  cash  available  to  distribute.   PFGI  Capital  and  its  common
shareholder used the consent dividend  procedure in 2002. As a result,  PFGI
Capital will have additional funds available for investment  purposes and/or for distribution to its preferred shareholders.

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
At June 30, 2003,  8% of PFGI  Capital's  loan  participation  portfolio had fixed  interest  rates.  Such loans tend to increase  interest rate risk. At
June  30,  2003,  PFGI  Capital  did not  have  any  interest-rate-sensitive liabilities.

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
As of June 30, 2003, the average weighted yield on loan  participations  was
4.97%.  Assuming that the  investment  in  participation  interests  remains level, yields on loan participations  would have to decrease by more than 75 basis points  before cash flows would be  insufficient  to cover the regular dividend payments to holders of Preferred Stock.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

An evaluation was performed under the supervision and with the participation of management,  including the principal executive and financial officers, of the  effectiveness of the design and operation of PFGI Capital's  disclosure controls  and  procedures  as of June 30,  2003.  Based on that  evaluation, management,  including  the  principal  executive  and  financial  officers,

                          PFGI CAPITAL CORPORATION

concluded  that PFGI  Capital's  disclosure  controls  and  procedures  were effective with no significant  weaknesses noted. There has been no change in
PFGI  Capital's  internal  control over  financial  reporting  that occurred during  PFGI  Capital's  quarter  ended  June 30,  2003 that has  materially affected,  or is reasonably  likely to  materially  affect,  PFGI  Capital's internal control over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Registrant's  annual meeting of  shareholders  was held on May 27, 2003. The following  matters  were  voted upon and  approved  by the  shareholders  as indicated below:

                                                      Votes       Votes       Votes
                                                        For     Against   Abstained
-----------------------------------------------------------------------------------
Election of the following directors:
(a) T. James Berry                                5,940,000           0           0
(b) Christopher J. Carey                          5,940,000           0           0
(c) Dett P. Hunter                                5,940,000           0           0
(d) Mark E. Magee                                 5,940,000           0           0
(e) Robert W. Pompey                              5,940,000           0           0
(f) J. David Rosenberg                            5,940,000           0           0
(g) John E. Rubenbauer                            5,940,000           0           0
(h) Anthony M. Stollings                          5,940,000           0           0
(i) Tayfun Tuzun                                  5,940,000           0           0

Approval of Ernst & Young LLP as PFGI Capital's
 independent public accountants for 2003          5,940,000           0           0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits filed:
     Exhibit 31.1 - Section 302 of the Sarbanes-Oxley Act of 2002,
      Certification of Principal Executive Officer
     Exhibit 31.2 - Section 302 of the Sarbanes-Oxley Act of 2002,
      Certification of Principal Financial Officer
     Exhibit 32.1 - Section 906 of the Sarbanes-Oxley Act of 2002,
      Certification of Principal Executive Officer
     Exhibit 32.2 - Section 906 of the Sarbanes-Oxley Act of 2002,
      Certification of Principal Financial Officer

(b)  Reports on Form 8-K:
     Form 8-K (Items 7 and 9) filed on July 22, 2003

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

                                             PFGI Capital Corporation
                                                   (Registrant)

Date:    August 14, 2003                     /s/Anthony M. Stollings
                                             -----------------------
                                               Anthony M. Stollings
                                       Chief Financial Officer and Treasurer