Form 10-Q
period 2003-09-30
PFGI CAPITAL CORP
filed 2003-11-14
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
September 30, 2003	1-08019-01

PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value = 5,940,000
Series A Preferred Stock, $25.00 Stated Value = 6,600,000
(As of October 31, 2003)

(1)

PFGI CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Balance Sheets	3
Statements of Income	4
Statements of Changes in Shareholders' Equity	5
Statements of Cash Flows	6
Notes to Financial Statements	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	23
ITEM 4. CONTROLS AND PROCEDURES	24
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	25
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURE	26

(2)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PFGI CAPITAL CORPORATION
BALANCE SHEETS

(Dollars In Thousands)	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Commercial Mortgage Loan Participations	$322,288	$325,005
Reserve for Loan Participation Losses	(3,223)	(3,250)

Net Commercial Mortgage Loan Participations	319,065	321,755
Cash and Due From Banks	9,601	5,357
Interest Receivable	1,056	1,107
Accounts Receivable - The Provident Bank	784	279
Other Assets	22	17

TOTAL ASSETS	$330,528	$328,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other Liabilities	$3	$--
Shareholders' Equity:
Series A Preferred Stock, $25 Stated Value,
6,600,000 Shares Authorized, Issued and Outstanding	165,000	165,000
Common Stock, $.01 Par Value, 5,940,000 Shares
Authorized, Issued and Outstanding	59	59
Capital Surplus	159,380	159,380
Retained Earnings	6,086	4,076

Total Shareholders' Equity	330,525	328,515

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$330,528	$328,515

See notes to financial statements

(3)

PFGI CAPITAL CORPORATION
STATEMENTS OF INCOME
(Unaudited)

(In Thousands,	Three Months Ended September 30,		Nine Months Ended September 30,	Period From June 12, 2002 to September
Except Per Share Data)	2003	2002	2003	30, 2002
Interest Income:
Interest on
Loan Participations	$3,867	$4,802	$12,151	$5,690
Interest on Cash Deposit	34	44	97	44

Total Interest Income	3,901	4,846	12,248	5,734
Provision for
Loan Participation Losses	--	--	--	--

Net Interest Income After
Provision for Loan
Participation Losses	3,901	4,846	12,248	5,734
Noninterest Expense:
Loan Servicing Fees	100	91	301	122
Management Fees	80	73	240	98
Other Noninterest Expense	30	33	106	33

	210	197	647	253

Income Before Income Taxes	3,691	4,649	11,601	5,481
Income Taxes	--	--	--	--

Net Income	$3,691	$4,649	$11,601	$5,481

Preferred Stock Dividends	$3,197	$--	$9,591	$--

Net Income Available to
Common Shares	$494	$4,649	$2,010	$5,481

Per Common Share:
Basic	$0.08	$0.78	$0.34	$0.92
Diluted	$0.08	$0.78	$0.34	$0.92
Dividends	$--	$--	$--	$--

See notes to financial statements.

(4)

PFGI CAPITAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Total
Balance at June 12, 2002	$--	$-	$--	$--	$--
Issuance of Common Stock		59	164,941		165,000
Issuance of Preferred Stock	165,000				165,000
Offering Costs of Preferred Stock			(5,552)		(5,552)
Net Income				5,481	5,481

Balance at September 30, 2002	$165,000	$59	$159,389	$5,481	$329,929

Balance at January 1, 2003	$165,000	$59	$159,380	$4,076	$328,515
Net Income				11,601	11,601
Dividends Paid on Preferred Stock				(9,591)	(9,591)

Balance at September 30, 2003	$165,000	$59	$159,380	$6,086	$330,525

See notes to financial statements

(5)

PFGI CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)	Nine Months Ended September 30, 2003	Period From June 12, 2002 to September 30, 2002
Operating Activities:
Net Income	$11,601	$5,481
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
(Increase) Decrease in Interest Receivable	51	(1,114)
Increase in Accounts Receivable and Other Assets	(510)	(94)
Increase in Other Liabilities	3	7

Net Cash Provided By (Used In)
Operating Activities	11,145	4,280
Investing Activities:
Net (Increase) Decrease in Loan Participations	2,690	(161,974)
Financing Activities:
Proceeds from Issuance of Preferred Stock	--	165,000
Offering Costs of Preferred Stock	--	(5,552)
Dividends Paid to Preferred Shareholders	(9,591)	--

Net Cash Provided By (Used In)
Financing Activities	(9,591)	159,448

Increase in Cash and Cash Equivalents	4,244	1,754
Cash at Beginning of Period	5,357	--

Cash and Cash Equivalents at End of Period	$9,601	$1,754

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$--	$--
Income Taxes	--	--
Non-Cash Activity:
Exchange of Common Stock for Loan Participations	--	165,000
See notes to financial statements

(6)

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

PFGI Capital Corporation (PFGI Capital) is a Maryland corporation incorporated on May 9, 2002. All of PFGI Capital’s Common Stock is owned by The Provident Bank (the Bank). The principal business objective of PFGI Capital is to acquire, hold, and manage commercial mortgage loan assets and other authorized investments that will generate net income for distribution to PFGI Capital’s stockholders. As such, management views its financial condition and results of operations as one business segment. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. As a REIT, PFGI Capital generally is not liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.

The Bank, an Ohio state-chartered member bank of the Federal Reserve System, is the main subsidiary of Provident Financial Group, Inc. (Provident) and provides full-service retail and commercial banking services. PFGI Capital, the Bank and Provident’s executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202, and its Investors Relations telephone number is (513)345-7102 or (800)851-9521.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, the results of operations, changes in shareholders’ equity and cash flows for the periods presented. These financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission pertaining to Form 10-Q and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The financial statements and notes thereto appearing in PFGI Capital’s 2002 annual report on Form 10-K, which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

(7)

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES

Participations in loans are generally purchased from the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. A reserve for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the reserve for those loans from PFGI Capital to the Bank. The reserve for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans during the first nine months of 2003 or for the period from June 12, 2002 to September 30, 2002.

The following table sets forth an analysis of the reserve for loan participation losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period From June 12, 2002 to September
(In Thousands)	2003	2002	2003	30, 2002
Balance at Beginning of Per	$3,249	$2,992	$3,250	$--
Transferred Reserves, Net	(26)	706	(27)	3,698
Provision for Loan Losses	--	--	--	--
Loans Charged Off	--	--	--	--
Recoveries	--	--	--	--

Balance at End of Period	$3,223	$3,698	$3,223	$3,698

NOTE 4. EARNINGS PER COMMON SHARE

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

(8)

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

(In Thousands,	Three Months Ended September 30,		Nine Months Ended September 30,	Period From June 12, 2002 to September
Except Per Share Data)	2003	2002	2003	30, 2002
Net Income	$3,691	$4,649	$11,601	$5,481
Less Preferred Stock Dividends	(3,197)	--	(9,591)	--

Income Available to
Common Shareholder	$494	$4,649	$2,010	$5,481

Weighted-Average
Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted
Earnings Per Share	$0.08	$0.78	$0.34	$0.92

NOTE 5. REGISTRATION AND ISSUANCE OF PRIDES

Provident and PFGI Capital registered 6,000,000 PRIDES pursuant to a Registration Statement filed with the Securities and Exchange Commission which was declared effective on June 6, 2002. In addition, the managing underwriter, Merrill Lynch & Co., was permitted to purchase up to an additional 600,000 PRIDES to cover over-allotments. Provident and PFGI Capital sold the 6,000,000 original PRIDES effective June 12, 2002 and the 600,000 over-allotment PRIDES effective July 2, 2002. The offering was subsequently terminated as all registered PRIDES had been sold.

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

NOTE 6. DESCRIPTION OF PRIDES

Each PRIDES has a stated amount of $25.00 per unit and is comprised of two components – a 3-year forward purchase commitment (the Purchase Contract) and PFGI Capital Series A Preferred Stock.

Each Purchase Contract obligates the holder to buy, on August 17, 2005, for $25.00, a number of newly issued shares of Provident Common Stock equal to the settlement rate. The settlement rate will be calculated as follows:

o	if the applicable market value of Provident Common Stock is equal to or greater than $29.0598, the settlement rate will be .8603;

(9)

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

o	if the applicable market value of Provident Common Stock is between $29.0598 and $24.42, the settlement rate will be equal to the $25.00 stated amount divided by the applicable market value; and
o	if the applicable market value is less than or equal to $24.42, the settlement rate will be 1.0238.

“Applicable market value” is defined as the average of the closing price per share of Provident Common Stock on each of the twenty consecutive trading days ending on the fifth trading day immediately preceding August 17, 2005.

Under the Purchase Contract, Provident will also make quarterly contract adjustment payments to the PRIDES holders at an annualized rate of 1.25% of the stated amount ($0.3125 per share).

Holders of PFGI Capital’s Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the shareholders, voting as a single class with the holders of Common Stock. The holders of Preferred Stock will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25.00 per share initial liquidation preference ($1.9375 per share). Dividends on the Preferred Stock will be payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, or if any such day is not a business day, on the next business day. The Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution.

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

Upon a successful remarketing of shares of the PFGI Capital’s Preferred Stock, the applicable dividend rate on the shares of Preferred Stock that have been purchased in the remarketing will be reset to the reset rate described below. The dividend rate of shares of Preferred Stock that are not remarketed will not be reset and will continue to be 7.75%.

The reset rate will be determined by the reset agent as the dividend rate the Preferred Stock should bear for the Preferred Stock to have a market value on the fifth business day immediately preceding August 17, 2005 of 100.5% of the aggregate liquidation preference of the Preferred Stock, plus declared and unpaid dividends, if any.

(10)

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Each share of PFGI Capital’s Preferred Stock will be automatically exchanged for one newly issued share of Bank Series A Preferred Stock upon the occurrence of an exchange event. An exchange event occurs when:

o	the Bank becomes less than “adequately capitalized” according to regulations established by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Investment Act or as determined by the Ohio Division of Financial Institutions pursuant to the Ohio Banking Code and regulations thereunder;
o	the Bank is placed into conservatorship or receivership;
o	the Federal Reserve Board, in its sole discretion, directs such exchange in writing, and, even if Provident Bank is not less than “adequately capitalized,” the Federal Reserve Board or the Ohio Division of Financial Institutions, as the case may be, anticipates the Bank becoming less than “adequately capitalized” in the near term; or
o	the Federal Reserve Board, in its sole discretion, or the Ohio Division of Financial Institutions, in its sole discretion, directs such exchange in writing in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

Additional information concerning the PFGI Capital’s Series A Preferred Stock may be found in its Registration Statement on Form S-3, as amended, effective June 6, 2002.

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

The participation agreement also provides for the Bank to service the commercial mortgage loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the commercial mortgage loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $301,000 and $122,000 for the first nine months of 2003 and for the period from June 12, 2002 to September 30, 2002, respectively.

(11)

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

A summary of loan participation activity between the Bank and PFGI Capital for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period From June 12, 2002 to September
(In Thousands)	2003	2002	2003	30, 2002
Principal Balance at
Beginning of Period	$324,930	$298,627	$325,005	$--
Transfers of Loan Participations
From Bank to PFGI Capital	27,672	133,243	70,419	431,870
Loan Participation Advances	4,102	3,769	13,827	3,769
Transfer of Loan Participations
From PFGI Capital to the Bank	(22,005)	(77,680)	(33,131)	(77,680)
Loan Participation Payments	(12,411)	(27,287)	(53,832)	(27,287)

Principal Balance at
End of Period	$322,288	$330,672	$322,288	$330,672

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the commercial mortgage loans underlying the participation interests. Management fees incurred by PFGI Capital total $240,000 and $98,000 for the first nine months of 2003 and for the period from June 12, 2002 to September 30, 2002, respectively.

The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital.

As of September 30, 2003 and December 31, 2002, PFGI Capital had an interest-bearing deposit account of $9,601,000 and $5,357,000, respectively, at the Bank and a net receivable of $784,000 and $279,000, respectively, from the Bank.

NOTE 8. LEGAL CONTINGENCIES

On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended August 22, 2003 the case names as defendants Provident, PFGI Capital, Provident’s President, Robert L. Hoverson and Provident’s Chief Financial Officer, Christopher J. Carey, and is allegedly on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action is based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleges violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It seeks an unspecified amount of compensatory damages.

(12)

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

This action and other class actions have been consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. PFGI Capital and other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46, which is an interpretation of Accounting Research Bulletin No. 51 (ARB 51), “Consolidated Financial Statements,” addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, consolidation of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. Subsequently, FASB Staff Position FIN 46-6 was issued deferring the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities until the end of the first interim or annual period ending after December 15, 2003. As PFGI Capital does not hold any interests in variable interest entities, the adoption of FIN 46 is not expected to have a material impact on PFGI Capital’s results of operations or financial condition.

(13)

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133 “Accounting for Derivative Instruments and Hedging Activities.” Statement 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. The adoption of Statement 149 did not have a material impact on PFGI Capital’s results of operations or financial condition.

In May 2003, FASB issued Statement 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. The adoption of Statement 150 did not have a material impact on PFGI Capital’s results of operations or financial condition.

(14)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PFGI Capital is a Maryland corporation that was incorporated on May 9, 2002. PFGI Capital’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Since operations commenced in June 2002, PFGI Capital has been operating as a REIT for federal income tax purposes.

PFGI Capital is a subsidiary of the Bank, which is owned by Provident. All of PFGI Capital’s day-to-day activities and the servicing of the loans underlying its participation interests are administered by the Bank.

The participation agreement between the Bank and PFGI Capital requires the Bank to service PFGI Capital’s loan portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. The Bank also provides to PFGI Capital accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation agreement.

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

(15)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

PFGI Capital reported net income available to common shareholders of $494,000, or $0.08 per common share, and $4,649,000, or $0.78 per common share, for the third quarters of 2003 and 2002, respectively. Cash dividends of $3,197,000, or $0.4844 per share, were paid to the Series A Preferred shareholders during the third quarter of 2003. No dividends were paid to the Series A Preferred shareholders during the third quarter of 2003.

For the first nine months of 2003 and 2002, net income available to common shareholders was $2,010,000, or $0.34 per common share, and $5,481,000, or $0.92 per common share, respectively. Cash dividends of $9,591,000, or $1.4532 per share, and $0 were paid to the Series A Preferred shareholders during the first nine months of 2003 and 2002, respectively. No cash dividends have been paid to the common shareholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.

At September 30, 2003 and December 31, 2002, PFGI Capital had total assets of $330,528,000 and $328,515,000, respectively. These assets were primarily comprised of net commercial mortgage loan participations totaling $319,065,000 and $321,755,000 as of the same dates. These loan participations were all acquired from the Bank. Equity for PFGI Capital was $330,525,000 and $328,515,000 as of September 30, 2003 and December 31, 2002, respectively.

RESULTS OF OPERATIONS

Interest Income

PFGI Capital’s primary source of revenue is interest income on its commercial mortgage loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $3,901,000 and $12,248,000 for the three-month and nine-month periods ended September 30, 2003, respectively. For the third quarter of 2002 and the period from June 12, 2002 to September 30, 2002, total interest income was $4,846,000 and $5,734,000, respectively. The yield on the loan participation portfolio as of September 30, 2003 and 2002 was 4.83% and 5.76%, respectively.

(16)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Provision For Loan Participation Losses

The provision for loan participation losses is the charge to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. There was no provision for loan participation losses during the first nine months of 2003 or during the period from June 12, 2002 to September 30, 2002 as all loan participations were transferred to PFGI Capital with a reserve and there were no charge-offs.

Noninterest Income and Expense

PFGI Capital did not record any noninterest income during the first three quarters of 2003 or for the period from June 12, 2002 to September 30, 2002. Noninterest expense of $210,000 and $647,000 was recognized during the three-month and nine-month periods ended September 30, 2003, respectively, and $197,000 and $253,000 was recognized during the third quarter of 2002 and for the period from June 12, 2002 to September 30, 2002. Noninterest expense is comprised primarily of compensation paid to the Bank for loan servicing and management fees that totaled $541,000 during the first nine months of 2003, and $220,000 for the period from June 12, 2002 to September 30, 2002. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.

Income Taxes

PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.

FINANCIAL CONDITION

Commercial Mortgage Loan Participations

As of September 30, 2003 and December 31, 2002, PFGI Capital had $319,065,000 and $321,755,000, respectively, of commercial mortgage loan participations net of reserves. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets.

(17)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table shows the geographic distribution of the loans underlying the commercial mortgage loan participations as of September 30, 2003:

State	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Ohio	158	$280,187	86.94%
Kentucky	7	5,595	1.74
Florida	4	5,197	1.61
All Others	13	31,309	9.71

Total	182	$322,288	100.00%

The following table shows the composition of the commercial mortgage loan participations by property type at September 30, 2003:

Property Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Shopping / Retail	40	$103,765	32.20%
Office / Warehouse	58	96,506	29.95
Apartments	34	46,862	14.54
Hotel / Motel	9	35,847	11.12
Residential Development	13	13,838	4.29
Healthcare Facilities	3	7,843	2.43
Other Commercial Properties	25	17,627	5.47

Total	182	$322,288	100.00%

(18)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the loans underlying the commercial mortgage loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the commercial mortgage loan participations at September 30, 2003:

	Fixed Rate			Variable Rate
Interest Rate	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Under 5.00%	2	$814	3.21%	100	$226,285	76.20%
5.00% to 5.99%	3	8,263	32.61	15	11,176	3.77
6.00% to 6.99%	1	546	2.16	21	26,816	9.03
7.00% to 7.99%	2	6,824	26.93	22	14,583	4.91
Over 8.00%	5	8,889	35.09	11	18,092	6.09

	13	$25,336	100.00%	169	$296,952	100.00%

Interest Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Weighted Average Interest Rate
Fixed Rate Loans	13	$25,336	7.86%	7.29%
Variable Rate Loans	169	296,952	92.14	4.62

Total	182	$322,288	100.00%	4.83%

Other Assets

As of September 30, 2003 and December 31, 2002, PFGI Capital had cash of $9,601,000 and $5,357,000, respectively, in an interest bearing deposit account at the Bank. As of September 30, 2003, the account was yielding a rate of 1.00%.

Additionally, PFGI Capital had interest receivable of $1,056,000 and $1,107,000, accounts receivable of $784,000 and $279,000, and prepaid expenses of $22,000 and $17,000 as of September 30, 2003 and December 31, 2002, respectively.

(19)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTEREST RATE RISK MANAGEMENT

PFGI Capital’s income consists primarily of interest income on participation interests in commercial mortgage loans. PFGI Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, PFGI Capital may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding participation interests. Further information regarding market risk can be found under Item 3 of this report.

CREDIT QUALITY

PFGI Capital’s exposure to credit risk is managed through its use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive property type and business activity concentrations. The Bank’s credit and risk management function employs extensive risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and PFGI Capital with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the reserve for loan participation losses, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.

Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. Approximately 90% of the loans underlying the participation interests are located in Ohio, Florida and Kentucky. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans. “Shopping / Retail” and “Office / Warehouse” property types represent approximately 32% and 30% of the total loan participation balance, respectively. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

(20)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table shows a progression of the reserve for loan participation losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period From June 12, 2002 to September
(In Thousands)	2003	2002	2003	30, 2002
Balance at Beginning of Period	$3,249	$2,992	$3,250	$--
Transferred Reserves, Net	(26)	706	(27)	3,698
Provision for Loan Losses	--	--	--	--
Loans Charged Off	--	--	--	--
Recoveries	--	--	--	--

Balance at End of Period	$3,223	$3,698	$3,223	$3,698

Net Charge-Offs to Average Commercial
Mortgage Loan Participations	0.00%	0.00%	0.00%	0.00%

Reserve for Loan Participation Losses to
Commercial Mortgage Loan Participations	1.00%	1.00%	1.00%	1.00%

Non-performing assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Commercial mortgage loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of September 30, 2003, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. Additionally, no loan participations were delinquent thirty or more days as of September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The objective of maintaining liquidity within PFGI Capital is to ensure the availability of sufficient cash flows to meet all of PFGI Capital’s financial and dividend commitments. In managing liquidity, PFGI Capital takes into account various legal limitations placed on a REIT.

PFGI Capital’s principal liquidity needs are to maintain the loan participation portfolio size through the acquisition of additional commercial mortgages as loans currently in the portfolio mature, or prepay, and to pay dividends to the holders of Preferred Stock and Common Stock. The acquisition of additional commercial mortgage loan participations is intended to be funded with the proceeds obtained from the repayment of principal balances by individual borrowers. PFGI Capital does not anticipate any material capital expenditures.

Holders of PFGI Capital’s Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. As 6,600,000 shares of Preferred Stock are outstanding, a cash dividends of $3,197,000 is expected to be paid each quarter.

(21)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As an alternative to distributing a cash dividend to its common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its shareholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common shareholder used the consent dividend procedure in 2002. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred shareholders.

(22)

PFGI CAPITAL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At September 30, 2003, 8% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At September 30, 2003, PFGI Capital did not have any interest-rate-sensitive liabilities.

As indicated earlier, PFGI Capital’s income consists primarily of interest income from participation interests. If there is a decline in market interest rates resulting from downward adjustments in the indices upon which the interest rates on loans are based, PFGI Capital may experience a reduction in interest income and a corresponding decrease in funds available for distribution to holders of Preferred Stock. A decline in interest income can also be realized from prepayments, including pay-offs, of loans with fixed interest rates, resulting in reinvestment of proceeds in lower-yielding participation interests. The borrower has the ability to prepay a loan with or without premium or penalty depending on the provisions found in the underlying loan agreements. The level of underlying loan prepayments is influenced by several factors, including the interest rate environment, the real estate market in particular geographic areas, the timing of transactions, and circumstances related to individual borrowers and loans.

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 4.20%. As of September 30, 2003, the average weighted yield on loan participations was 4.83%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by more than 60 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.

(23)

PFGI CAPITAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, management, including the principal executive and financial officers, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

(24)

PFGI CAPITAL CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended August 22, 2003 the case names as defendants Provident, PFGI Capital, Provident’s President, Robert L. Hoverson and Provident’s Chief Financial Officer, Christopher J. Carey, and is allegedly on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action is based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleges violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It seeks an unspecified amount of compensatory damages.

This action and other class actions have been consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. PFGI Capital and other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits filed:

Exhibit 31.1 — Section 302 of the Sarbanes-Oxley Act of 2002, Certification of Principal Executive Officer

Exhibit 31.2 — Section 302 of the Sarbanes-Oxley Act of 2002, Certification of Principal Financial Officer

Exhibit 32.1 — Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Principal Executive Officer

Exhibit 32.2 — Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Principal Financial Officer

(b)     Reports on Form 8-K:

Form 8-K (Items 7 and 9) filed on July 22, 2003 —Announcement of Second Quarter 2003 Financial Results and Confirmation of Dividend Payment

Form 8-K (Items 7 and 12) filed on October 27, 2003 —Announcement of Third Quarter 2003 Financial Results and Confirmation of Dividend Payment

All other items required in Part II of this form have been omitted since they are not applicable or not required.

(25)

PFGI CAPITAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: November 13, 2003

/s/Anthony M. Stollings
Anthony M. Stollings
Chief Financial Officer and Treasurer

(26)