Form 10-K
period 2003-12-31
PFGI CAPITAL CORP
filed 2004-03-17
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File
December 31, 2003	1-8019-01

PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
the Laws of Maryland	No. 04-3659419

One East Fourth Street, Cincinnati, Ohio 45202

Phone: 1-800-851-9521 or 513-345-7102

Securities Registered Pursuant to Section 12(b) of the Act: Income PRIDES, $25 Stated Value

Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

        All common stock is held by affiliates of the registrant as of December 31, 2003. As of February 27, 2004, 5,940,000 shares of common stock at $.01 per share par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2003 is 0.

Documents Incorporated by Reference:

        Information Statement for the 2004 Annual Meeting of Shareholders (portions which are incorporated by reference into Part III hereof).

Please address all correspondence to:

Anthony M. Stollings
Chief Financial Officer and Treasurer
PFGI Capital Corporation
One East Fourth Street
Cincinnati, Ohio 45202

PFGI CAPITAL CORPORATION

INDEX TO ANNUAL REPORT

ON FORM 10-K

PART I
ITEM 1. BUSINESS	1
ITEM 2. PROPERTIES	21
ITEM 3. LEGAL PROCEEDINGS	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22
ITEM 6. SELECTED FINANCIAL DATA	23
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	24
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	31
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	50
ITEM 9A. CONTROLS AND PROCEDURES	50
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	50
ITEM 11. EXECUTIVE COMPENSATION	50
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	50
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	50
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	50
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K	50
SIGNATURES	53

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

On February 17, 2004, Provident announced that it had signed a definitive agreement to merge with National City Corporation. National City Corporation is a financial holding company headquartered in Cleveland, Ohio. Under terms of the agreement, Provident shareholders will receive 1.135 shares of National City Corporation common stock for each share of Provident common stock in a tax-free exchange. Subject to regulatory and stockholder approvals, the transaction is expected to close in the second quarter of 2004.

PFGI Capital, the Bank and Provident's executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202. Directors and officers of PFGI Capital are:

Christopher J. Carey - Director and President (Member of Executive Committee)
T. James Berry - Director (Member of Audit and Compensation Committees)
Dett Hunter - Director (Member of Audit and Compensation Committees)
Mark E. Magee - Director and Secretary (Member of Executive Committee)
Robert Pompey - Director, Vice President and Chief Operations Officer
J. David Rosenberg - Director (Member of Executive, Audit and Compensation Committees)
John E. Rubenbauer - Director Anthony M. Stollings - Director, Chief Financial Officer and Treasurer
Tayfun Tuzun - Director and Vice President

PFGI CAPITAL CORPORATION

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

Although PFGI Capital has the authority to acquire interests in an unlimited number of mortgage assets from unaffiliated third parties, all of PFGI Capital's interests in mortgage and other assets were acquired from the Bank, pursuant to the participation agreement between the Bank and PFGI Capital. The Bank either originated the mortgage assets or acquired them as part of the acquisition of other financial institutions. PFGI Capital may also acquire from time to time a limited amount of additional non-mortgage-related securities. PFGI Capital has no present plans or expectations to purchase mortgage assets or other assets from unaffiliated third parties.

PFGI Capital's participation interests do not entitle PFGI Capital to retain any portion of any late payment charges or penalties, assumption fees or conversion fees collected and retained by the Bank in connection with the loans underlying PFGI Capital's participation interests serviced by the Bank.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

In order to qualify as a REIT under the Internal Revenue Code, at least 75% of the total value of PFGI Capital's assets must, broadly speaking, consist of real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans; mortgage-backed securities eligible to be held by REITs; cash; cash equivalents which includes receivables and government securities; and other real estate assets. PFGI Capital refers to these types of assets as REIT qualifying assets. PFGI Capital may invest up to 25% of the value of its total assets in other types of securities (within the meaning of the Investment Company Act). Under the Investment Company Act, the term "security" is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Internal Revenue Code also generally requires that the value of any one issuer's securities, other than those securities included in the 75% test, may not exceed 5% by value of the total assets of PFGI Capital. In addition, under the Internal Revenue Code, PFGI Capital generally may not own more than 10% of the voting securities nor more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test.

PFGI CAPITAL CORPORATION

As of December 31, 2003, nearly 100% of PFGI Capital's assets were invested in REIT Qualifying Assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital's total assets or more than 10% of the voting securities of any one issuer. PFGI Capital's assets consisted of the following at December 31, 2003:

Type of Asset	Amount (In Thousands)	Percentage of Total Assets
Commercial Loan Participations	$325,362	97.7%
Reserve for Participation Losses	(1,600)	(0.5)
Interest Bearing Deposit with Provident Bank	8,088	2.5
Interest Receivable on Loan Participations	1,019	0.3
Other Assets	41	--

Total Assets	$332,910	100.0%

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

Commercial Mortgage Loans: PFGI Capital holds participation interests in commercial mortgage loans that are secured by real property such as office buildings; multi-family properties of five units or more; industrial, warehouse and self-storage properties; office and industrial condominiums; retail space; strip shopping centers; mixed use commercial properties; mobile home parks; nursing homes; hotels and motels; churches and farms. Commercial mortgage loans may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity. Additionally, apart from the Bank’s commercial mortgage loan origination guidelines, there is no requirement regarding the percentage of any commercial real estate property that must be leased at the time PFGI Capital acquires a participation interest in a commercial mortgage loan secured by such property nor are commercial mortgage loans required to have third party guarantees. Commercial properties, particularly industrial and warehouse properties, generally are subject to relatively greater environmental risks than non-commercial properties. This gives rise to increased costs of compliance with environmental laws and regulations. The Bank may be affected by environmental liabilities related to the underlying real property, which could exceed the value of the real property. Although the Bank has exercised, and will continue to exercise, due diligence to discover potential environmental liabilities prior to PFGI Capital’s acquisition of any participation interests in loans secured by such property, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during PFGI Capital’s ownership of the participation interests. There can be no assurance that the Bank would not incur full recourse liability for the entire cost of any removal and clean-up on a property it acquired in foreclosure, that the cost of removal and clean-up would not exceed the value of the property, or that the Bank could recoup any of the costs from any third party. Even though PFGI Capital intends to sell back to the Bank the participation interest in any loan prior to foreclosure, the discovery of these liabilities and any associated costs could have a material adverse effect on the fair value of that loan, and therefore PFGI Capital may not recover any or all of its investment in the underlying loan.

PFGI CAPITAL CORPORATION

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

Other assets also include accrued interest on the loans underlying PFGI Capital’s participation interests, which is calculated by the Bank’s loan accounting systems.

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

Dividends will be authorized and declared at the discretion of PFGI Capital’s board of directors. Factors that would generally be considered by PFGI Capital’s board of directors in making this determination are PFGI Capital’s distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, and PFGI Capital’s continued qualification as a REIT. PFGI Capital currently expects that both PFGI Capital’s cash available for distribution and its REIT taxable income will be in excess of the amounts needed to pay dividends on all outstanding shares of preferred stock, even in the event of a significant drop in interest rate levels because:

o	substantially all of PFGI Capital's mortgage assets and other authorized investments are interest-earning;

o

 all outstanding shares of PFGI Capital’s preferred stock represent in the aggregate only approximately 50% of PFGI Capital’s capitalization and, as a result, the scheduled distributions to be paid to PFGI Capital with respect to its participation interests will exceed the aggregate dividends to be paid on PFGI Capital Series A preferred stock;

PFGI CAPITAL CORPORATION

o

 with the prior approval of PFGI Capital’s independent directors, PFGI Capital may incur indebtedness in an aggregate amount of no more than 20% of PFGI Capital’s stockholder’s equity as determined in accordance with generally accepted accounting principles: provided that PFGI Capital may incur indebtedness in an aggregate amount not to exceed $10.0 million without such prior approval so long as, at the time of incurrence of such indebtedness, PFGI Capital’s outstanding common stockholder’s equity as determined in accordance with accounting principles generally accepted in the United States is at least $150.0 million; and

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

As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common shareholder, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its shareholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the year ended December 31, 2003 and the period from June 12 to December 31, 2002, PFGI Capital and its common shareholder have agreed to use the consent dividend procedure. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred shareholders than if PFGI Capital had paid a cash dividend to the common shareholder.

Under certain circumstances, including any determination that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Federal Reserve Board and the Ohio Division of Financial Institutions will have the authority to issue an order that restricts PFGI Capital’s ability to make dividend payments to PFGI Capital’s stockholders, including holders of PFGI Capital Series A preferred stock. The exercise of these powers to restrict dividends on PFGI Capital Series A preferred stock would also have the effect of restricting PFGI Capital’s ability to pay dividends on its common stock and affect its status as a REIT.

Conflict of Interests and Related Policies

The Bank controls 90% of the voting power of PFGI Capital’s outstanding securities. Accordingly, the Bank will continue to have the right to elect all of PFGI Capital’s directors, including PFGI Capital’s independent directors, other than the two additional independent directors to be elected by the holders of PFGI Capital Series A preferred stock if PFGI Capital fails to pay quarterly dividends of $.484375 per share on PFGI Capital Series A preferred stock for at least six consecutive dividend periods. In addition, PFGI Capital’s officers and six of its directors are also officers of the Bank or its affiliates. Because of the nature of PFGI Capital’s relationship with Provident and the Bank, it is likely that conflicts of interest will arise with respect to certain transactions because Provident, the Bank and their affiliates have interests which are not identical to those of PFGI Capital.

PFGI CAPITAL CORPORATION

The Bank administers PFGI Capital’s day-to-day activities under the terms of a management agreement between PFGI Capital and the Bank. Since the parties to this agreement are affiliated, this agreement was not the result of arms-length negotiations. Any future modification of the management agreement will require the approval of a majority of PFGI Capital’s independent directors. However, since the Bank, through its ownership of all of PFGI Capital’s common stock, controls the election of all of PFGI Capital’s directors, including PFGI Capital’s independent directors, any such modification also would not be the result of arms-length negotiations. Thus, there can be no guarantee that future modifications will be on terms as favorable to PFGI Capital as those that could have been obtained from unaffiliated third parties.

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

Provident, the owner of all the Bank’s common shares, may have investment goals and strategies that differ from those of the holders of shares of PFGI Capital Series A preferred stock. Nevertheless, PFGI Capital’s investment and operating strategies will largely be directed by Provident and the Bank. In addition, neither Provident nor the Bank has a policy addressing treatment of new business opportunities. Thus, new business opportunities identified by Provident or the Bank may be directed to affiliates other than PFGI Capital.

PFGI Capital is dependent on the diligence and skill of the officers and employees of the Bank for the selection and structuring of the loans underlying PFGI Capital’s participation interests and PFGI Capital’s other authorized investments. The Bank will select the amount, type, and price of loan participation interests and other assets which PFGI Capital will acquire from the Bank and its affiliates. PFGI Capital anticipates that it will continue to acquire all or substantially all of its assets from the Bank or its affiliates. To date, all participation interests have been transferred at the Bank’s carrying value, which the parties believe approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. Approximately 92% of the loan participations are adjustable rate loans. All of the loans underlying both the fixed rate and adjustable rate participations are current on principal and interest payments. Neither PFGI Capital nor the Bank has obtained any third-party valuations, nor does PFGI Capital intend to do so in the future. Although PFGI Capital has adopted certain policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved from time to time at the discretion of the board of directors without a vote of PFGI Capital’s stockholders. Changes in or exceptions made to these policies could permit PFGI Capital to acquire lower quality assets.

PFGI CAPITAL CORPORATION

PFGI Capital is also dependent on the Bank and others for monitoring and servicing the loans underlying PFGI Capital’s participation interests under the terms of the participation agreement between the Bank and PFGI Capital. Since the parties to this agreement are affiliated, this agreement is not the result of arms-length negotiations. Any future modification of the participation agreement will require the approval of a majority of PFGI Capital’s independent directors. However, since the Bank, through its ownership of all of PFGI Capital’s common stock, controls the election of all of PFGI Capital’s directors, including PFGI Capital’s independent directors, any such modification would not be the result of arms-length negotiation. Conflicts may arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. While PFGI Capital believes that the Bank will diligently pursue collection of any non-performing assets, there can be no guarantee that this will be the case. Conflicts of interest between PFGI Capital and the Bank may also arise in connection with making decisions that bear upon the credit arrangements that the Bank may have with a borrower under a loan. The Bank could also seek to exercise its influence over PFGI Capital’s affairs so as to cause the sale of PFGI Capital’s assets and their replacement by lesser quality assets purchased from the Bank or elsewhere. Although these potential conflicts exist, PFGI Capital believes that the Bank will service the assets with a view toward PFGI Capital’s interests.

The requirement in PFGI Capital’s charter that certain of PFGI Capital’s actions be approved by a majority of PFGI Capital’s independent directors is intended to ensure fair dealings between PFGI Capital and the Bank. There can be no assurance, however, that such agreement or transaction will be on terms as favorable to PFGI Capital as could have been obtained from unaffiliated third parties.

There are no provisions in PFGI Capital’s charter limiting any of PFGI Capital’s officers, directors, stockholders, or affiliates from having any direct or indirect pecuniary interest in any asset to be acquired or disposed of by PFGI Capital or in any transaction in which PFGI Capital has an interest or from engaging in acquiring, holding, and managing PFGI Capital’s assets. It is expected that the Bank and its affiliates will have direct interests in transactions with PFGI Capital including, without limitation, the sale of assets to PFGI Capital; however, it is not anticipated that any of PFGI Capital’s officers or directors will have any interests in such assets, other than as borrowers or guarantors of loans underlying PFGI Capital’s participation interests, in which case such loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with others and would not involve more than the normal risk of collectibility or present other unfavorable features.

Other Management Policies and Programs

General: In administering PFGI Capital’s participation interests and other authorized investments, the Bank has a high degree of autonomy. PFGI Capital, however, adopted certain policies to guide PFGI Capital’s administration with respect to the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of PFGI Capital’s board of directors and, in certain circumstances subject to the approval of a majority of PFGI Capital’s independent directors, but without a vote of PFGI Capital’s stockholders, including holders of shares of PFGI Capital’s Series A preferred stock.

PFGI CAPITAL CORPORATION

Underwriting Standards: In connection with the acquisition of commercial mortgage loan participations by PFGI Capital, the Bank represents to PFGI Capital that substantially all of the mortgage loans underlying the participation interests acquired by PFGI Capital were originated generally in accordance with underwriting policies customarily employed by the Bank during the period in which the commercial mortgage loans were originated. It is the policy of the Bank to make commercial mortgage loans primarily in the geographic areas in which the Bank is doing business, normally a l00-mile radius of Cincinnati, Dayton, Columbus and Cleveland, Ohio; Indianapolis, Indiana; and Pittsburgh, Pennsylvania. However, the Bank may lend in geographic areas beyond these areas, provided the mortgage loans otherwise comply with the Bank’s investment policies. The Bank avoids transactions perceived to have unacceptably high risk, as well as excessive industry, type of collateral and other concentrations. It is the policy of the Bank that no more than two-thirds of the Bank’s commercial mortgage loans cover properties that are not stabilized at any one time.

Some of the loans, however, were acquired by the Bank in connection with the acquisition of other financial institutions. Prior to acquiring any financial institution, the Bank performed due diligence procedures to, among other things, assess the overall quality of the target institution’s loan portfolio. These procedures included the examination of underwriting standards used in the origination of loan products by the target institution, the review of loan documents and the contents of selected loan files, and the verification of the past due status and payment histories of selected borrowers. Through its due diligence procedures, the Bank obtained a sufficient level of comfort pertaining to the underwriting standards used by the target institution and their influence on the quality of the portfolio. Even though the Bank did not and does not warrant those standards, the Bank found them acceptable in comparison to its own underwriting standards in cases where the Bank had made a favorable decision to acquire the institution as a whole.

The underwriting standards imposed by the Bank in connection with the origination of the commercial mortgage loans underlying the participation interests acquired by PFGI Capital include careful consideration of the borrower’s overall creditworthiness and capacity to service debt independent of the income generated from the underlying property. In most instances, cash equity is required in each commercial mortgage loan transaction to reduce debt to a level where the income of the property can comfortably service that debt. In other instances where income from the underlying property does not provide adequate debt service coverage margins, additional collateral is required to offset any perceived deficiency. In the case of properties where the stability of the income stream may be in question, such as construction and development situations, the Bank requires the borrower to have met the pre-leasing and pre-sale standard designated by the Bank for the type of property.

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

PFGI Capital’s policy also will allow for investment in assets which are not REIT qualifying assets up to but not exceeding the statutory limitations imposed on organizations that qualify as a REIT. PFGI Capital, under this policy, will have the discretion to purchase other assets to maximize its return to stockholders.

From time to time PFGI Capital acquires participation interests in additional commercial mortgage loans from the Bank or its affiliates on a basis consistent with secondary market standards pursuant to the participation agreement. These acquisitions are made out of proceeds received by PFGI Capital in connection with the repayment or disposition of loan participation interests in PFGI Capital’s portfolio. Although PFGI Capital is permitted to do so, PFGI Capital has no present plans or intentions to purchase loans or loan participation interests from unaffiliated third parties. PFGI Capital currently anticipates that additional participation interests in mortgage loans acquired by PFGI Capital will be of the types described above under the heading “Business: General Description of Mortgage Assets and Other Authorized Investments; Investment Policy,” although PFGI Capital is not precluded from purchasing additional types of loans or loan participation interests.

PFGI Capital may acquire from time to time limited amounts of participation interests in loans that are not commercial mortgage loans, such as residential mortgage loans and equipment loans. PFGI Capital also may from time to time acquire a limited amount of other authorized investments. Although PFGI Capital currently does not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential or multi-family real estate properties located throughout the United States, PFGI Capital is not restricted from doing so. PFGI Capital does not intend to acquire any interest-only or principal-only mortgage-backed securities. PFGI Capital also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. PFGI Capital does not intend to acquire any mortgage-backed securities that are not backed by pools of commercial real estate properties.

PFGI CAPITAL CORPORATION

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

PFGI Capital has a policy of not acquiring any participation interest in any mortgage loan that constitutes more than 9% of the total book value of PFGI Capital’s assets at the time of acquisition.

PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s funds from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Series A preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. As of December 31, 2003 this ratio stands at 132% due to the impact of the lower interest rate environment on the adjustable rate mortgage contracts. Management does not believe the shortfall constitutes a significant risk or has a negative impact on its ability to meet its dividend commitments, but is nevertheless, reviewing its options to correct this shortfall. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A preferred stock, voting as a separate class.

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

Other Policies: PFGI Capital intends to operate in a manner that will not subject PFGI Capital to regulation under the Investment Company Act. PFGI Capital does not intend to:

o

 borrow money at any time other than indebtedness incurred by PFGI Capital with the prior approval of PFGI Capital’s independent directors in an aggregate amount not to exceed 20% of PFGI Capital’s stockholders’ equity as determined in accordance with generally accepted accounting principles; provided, that PFGI Capital may incur indebtedness in an aggregate amount not to exceed $10.0 million without such prior approval so long as, at the time of incurrence of such indebtedness, PFGI Capital’s outstanding common stockholder’s equity is at least $150.0 million;

PFGI CAPITAL CORPORATION

o	invest in the securities of other issuers for the purpose of exercising control over such issuers;

o	underwrite securities of other issuers;

o	actively trade in loans or other investments;

o	offer securities in exchange for property; or

o	make loans to third parties, including its officers, directors, or other affiliates.

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” PFGI Capital refers to these interests as Qualifying Interests. Under current interpretations by the staff of the SEC, in order to qualify for this exemption, PFGI Capital, among other things, must maintain at least 55% of its total assets in Qualifying Interests and also may be required to maintain an additional 25% of its total assets in Qualifying Interests or other real estate-related assets. The assets that PFGI Capital may acquire, therefore, may be limited by the provisions of the Investment Company Act. PFGI Capital established a policy of limiting authorized investments which are not Qualifying Interests or real estate-related assets to no more than 20% of the value of PFGI Capital’s total assets.

PFGI Capital may, under certain circumstances, purchase PFGI Capital Series A preferred stock and other stock in the open market or otherwise. Except to the extent of any remarketed PFGI Capital Series A preferred stock, PFGI Capital has no present intention of repurchasing any of PFGI Capital’s stock, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

PFGI Capital intends to distribute to its stockholders, in accordance with the Exchange Act, annual reports containing financial statements prepared in accordance with generally accepted accounting principles and certified by PFGI Capital’s independent auditors. PFGI Capital’s charter provides that it will maintain PFGI Capital’s status as a reporting company under the Exchange Act for so long as any of PFGI Capital Series A preferred stock is outstanding and held by unaffiliated stockholders.

PFGI Capital intends to make investments and operate its business in such a manner consistent with the requirements of the Internal Revenue Code to qualify as a REIT and to elect to be treated as a REIT for federal income tax purposes. However, future economic, market, legal, tax or other considerations may cause PFGI Capital’s board of directors, subject to approval by a majority of PFGI Capital’s independent directors, to determine that it is in PFGI Capital’s best interest and the best interest of PFGI Capital’s stockholders to revoke PFGI Capital’s status as a REIT. The Internal Revenue Code prohibits PFGI Capital from electing REIT status for the four taxable years following the year of such revocation.

Servicing

The loans underlying PFGI Capital’s participation interests are serviced by the Bank pursuant to the terms of the participation agreement between the Bank and PFGI Capital.

Under the participation agreement, the Bank has the right in its discretion to give consents, waivers and modifications of the loan documents to the same extent as if the loans were wholly owned by the Bank; provided, however, that the Bank may not do the following without the written consent of PFGI Capital:

PFGI CAPITAL CORPORATION

o	waive any payment default;

o	extend the maturity of the loans;

o	reduce the rate or rates of interest with respect to the loans;

o	forgive or reduce the principal sum of the loans;

o	increase the lending formula or advance rates; or

o	amend or modify the financial covenants contained in the loan documents in any way that would make such financial covenants less restrictive.

The Bank has the right to accept payment or prepayment of the whole principal sum and accrued interest in accordance with the terms of the loans, waive prepayment charges in accordance with the Bank’s policy for loans in which no participation interest has been granted and accept additional security for the loans. No specific term is specified in the participation agreement. The participation agreement may be terminated by mutual agreement of the parties at any time, without penalty. Due to the relationship between the Bank and PFGI Capital, PFGI Capital does not anticipate that the participation agreement will be terminated by either party in the foreseeable future.

The Bank, in its role as servicer under the terms of the participation agreement, receives a servicing fee designed as a reimbursement for costs incurred to service the underlying loans. PFGI Capital will pay the Bank a monthly servicing fee equal to (i) 1/12 multiplied by (ii) .125% multiplied by the average daily outstanding principal balance of the loans of PFGI Capital during each such calendar month. Based on these formulas, PFGI Capital paid the Bank servicing compensation of $401,000 and $221,000 for the year ended December 31, 2003 and the period from June 12, 2002 (commencement of operations) to December 31, 2002, respectively. The participation agreement does not limit or cap the servicing fees payable to the Bank. Other than the compensation referred to in this paragraph, and the management fee referred to in “Business: Other Management Policies and Programs — Management”, PFGI Capital pays no other compensation to the Bank or its affiliates. The Bank does, however, receive certain non-compensation benefits from its relationship with PFGI Capital.

The participation agreement requires the Bank to service the loans underlying PFGI Capital’s participation interests in a manner substantially similar to work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by PFGI Capital for PFGI Capital’s participation interests. PFGI Capital also may direct the Bank to dispose of any mortgage loans at the time the real property securing the mortgage loan becomes classified as a OREO property, the mortgage loan is in default or placed in a non-performing status, or, when any other development occurs that adversely affects the value of the mortgaged property, the borrower’s financial condition or its ability to repay the loan in accordance with its terms, including any renegotiation of loan terms due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation agreement, including any payment to its affiliates for servicing the loans. The Bank or its affiliates may institute foreclosure proceedings at the direction of PFGI Capital, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation agreement.

PFGI CAPITAL CORPORATION

Prior to foreclosure of any commercial mortgage loan underlying PFGI Capital’s participation interests acquired by it from the Bank or its affiliates, PFGI Capital currently intends to try to sell the participation interest in the underlying commercial mortgage loan back to the Bank. The Bank will then bear all expenses related to the foreclosure after that time.

Management

The day-to-day operations of PFGI Capital will be managed pursuant to the terms of the management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, will receive a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. PFGI Capital will pay the Bank a monthly management fee equal to (i) 1/12 multiplied by (ii) .10% multiplied by the average daily outstanding principal balance of the loans of PFGI Capital during each such calendar month. Based on these formulas, PFGI Capital paid the Bank management compensation of approximately $320,000 and $177,000 for the year ended December 31, 2003 and the period from June 12, 2002 (commencement of operations) to December 31, 2002, respectively. No specific term is specified in the management agreement, and the management agreement may be terminated by mutual agreement of the parties at any time, without penalty. Due to the relationship between the Bank and PFGI Capital, PFGI Capital does not anticipate that the management agreement will be terminated by either party in the foreseeable future.

Employees

PFGI Capital has four executive officers. PFGI Capital does not anticipate that PFGI Capital will require any employees because employees of the Bank and its affiliates are servicing the loans and managing the day-to-day operations and affairs of PFGI Capital under the participation and management agreements. All of PFGI Capital’s officers are also officers and/or employees of Provident and/or the Bank. PFGI Capital intends to maintain corporate records and audited financial statements that are separate from those of Provident and the Bank.

Although there are no restrictions or limitations contained in PFGI Capital’s charter or bylaws, PFGI Capital does not anticipate that PFGI Capital’s officers or directors will have any direct or indirect pecuniary interest in any asset to be acquired or disposed of by PFGI Capital or in any transaction in which PFGI Capital has an interest or will engage in acquiring, holding and managing assets, other than as borrowers or guarantors of commercial mortgage loans underlying PFGI Capital’s participation interests, in which case such commercial mortgage loans would be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectibility or present other unfavorable features.

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

Overview of the Prides

PFGI Capital and Provident issued 6,600,000 units of PRIDES to the public for $165,000,000. The proceeds of this issuance were used to purchase commercial mortgage loan participations from the Bank. Each PRIDES is comprised of a unit consisting of:

    (1)        a forward purchase contract pursuant to which (a) the holder will agree to purchase, and Provident will agree to sell, for $25, newly issued shares of Provident common stock on August 17, 2005, the number or fraction of which will be determined by the settlement rate described below, based on an average trading price of Provident common stock for a period preceding that date; and (b) Provident will make unsecured contract adjustment payments to the holder at a rate of 1.25% of the stated amount per year, paid quarterly, subject to Provident’s right to defer these payments, and

    (2)        one share of PFGI Capital Series A preferred stock with a liquidation preference of $25, on which PFGI Capital will pay dividends on a non-cumulative basis at the rate of 7.75%.

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

Holders of PFGI Capital’s Series A preferred stock are entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the initial liquidation preference which is $25.00 per share ($1.9375 per share). Dividends on the preferred stock will be payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, or if any such day is not a business day, on the next business day. The preferred stock will rank senior to the common stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution.

PFGI CAPITAL CORPORATION

In connection with the settlement of the forward purchase contract, Provident has engaged a remarketing agent to remarket the PFGI Capital preferred stock on behalf of the holders, at which time the PFGI preferred stock will be permanently detached from the forward purchase contract. Once the forward purchase contract is settled, there will be two separate and distinct securities outstanding: PFGI Capital preferred stock and Provident common stock. The proceeds received from the remarketing will be used by the holders of preferred stock to fulfill their commitment under the terms of the forward purchase contract.

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

As discussed in other parts of this report, Provident will merge with National City Corporation (National City) subject to regulatory and stockholder approvals. National City will be required to expressly assume Provident’s obligations under the forward purchase contract and certain related agreements. As Provident shareholders will be receiving 1.135 shares of National City Common Stock for each share of Provident Common Stock, the settlement rate of the forward purchase contract will be calculated as follows:

PFGI CAPITAL CORPORATION

o	if the market value of National City Common Stock is equal to or greater than $25.6033, the settlement rate will be 0.9764;

o	if the market value of National City Common Stock is between $25.6033 and $21.5154, the settlement rate will be equal to the $25 stated amount divided by the applicable market value; and

o	if the applicable market value is less than or equal to $21.5154, the settlement rate will be 1.1620.

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

The aggregate market value of the shares of Provident common stock that the holder will receive upon settlement of a forward purchase contract generally will exceed the stated amount of $25 only if the average closing price per share of Provident common stock over the 20-trading day period preceding settlement equals or exceeds $29.0598, which is referred to as the threshold appreciation price. If the average closing price exceeds $24.42, which is referred to as the reference price, but falls below the threshold appreciation price, the holder will realize no equity appreciation on Provident common stock for the period during which the holder owns the forward purchase contract. Furthermore, if the applicable average closing price exceeds the threshold appreciation price, the value of the shares the holder will receive under the forward purchase contract will be approximately 84% of the value of the shares the holder could have purchased with $25.

U.S FEDERAL INCOME TAX LAWS AND CONSEQUENCES

No statutory, judicial or administrative authority directly addresses the treatment of PRIDES or instruments similar to PRIDES for United States federal income tax purposes. As a result, the United States federal income tax consequences of the purchase, ownership and disposition of the PRIDES (including the timing and the character of a holder’s gain, income or loss with respect to the PRIDES) are unclear.

No assurance can be given that PFGI Capital will be able to operate in such a manner so as to remain qualified as a REIT for United States federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the satisfaction of various factual requirements not entirely within PFGI Capital’s control. No assurance can be given that new legislation, regulations, administrative interpretations, or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect PFGI Capital’s ability to operate. Any such new legislation, regulation, interpretation, or decision could be the basis of a Tax Event that would, with the prior written approval of the Federal Reserve Board and the Ohio Division of Financial Institutions, permit PFGI Capital to redeem PFGI Capital Series A preferred stock.

PFGI CAPITAL CORPORATION

If PFGI Capital were to fail to qualify as a REIT, the dividends on PFGI Capital’s stock, including PFGI Capital Series A preferred stock, would not be deductible by PFGI Capital for federal income tax purposes and PFGI Capital would be subject to federal income tax in the same manner as a regular, domestic corporation. Thus PFGI Capital (or, in the likely event that PFGI Capital also became part of the consolidated group of which Provident is the parent, such consolidated group) likely would face a greater tax liability and the amount of income available for distribution to holders of PFGI Capital Series A preferred stock would be reduced.

If in any taxable year PFGI Capital fails to qualify as a REIT, unless PFGI Capital is entitled to relief under certain statutory provisions, PFGI Capital would also be disqualified from treatment as a REIT for the four taxable years following the year PFGI Capital’s qualification was lost.

To qualify as a REIT, PFGI Capital will, broadly speaking, be required each year to distribute as dividends to PFGI Capital’s stockholders at least 90% of PFGI Capital’s taxable income, excluding capital gains. Failure to comply with this requirement would result in PFGI Capital being subject to tax at regular corporate rates. In addition, PFGI Capital will be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid by PFGI Capital with respect to any calendar year are less than the sum of:

o	85% of PFGI Capital's ordinary income for the calendar year,

o	95% of PFGI Capital's capital gains net income for the calendar year, and

o	100% of undistributed taxable income from prior periods.

Although PFGI Capital currently intends to operate in a manner designed to qualify it as a REIT, future economic, market, legal, tax or other considerations may cause PFGI Capital to determine that it is in its best interests and the best interests of holders of PFGI Capital’s common stock and preferred stock to revoke the REIT election. Any such determination by PFGI Capital may be made without stockholder approval but, as long as any share of REIT Series A preferred stock are outstanding, will require the approval of a majority of PFGI Capital’s independent directors.

POTENTIAL DIVIDEND RESTRICTIONS BY BANK REGULATORS

Because PFGI Capital is a direct subsidiary of the Bank, regulatory authorities will have the right to examine PFGI Capital and PFGI Capital’s activities and, under certain circumstances, to impose restrictions on the Bank or PFGI Capital. Such restrictions could impact PFGI Capital’s ability to conduct business pursuant to PFGI Capital’s business plan and could adversely affect PFGI Capital’s financial condition and results of operations.

If the Federal Reserve Board or the Ohio Division of Financial Institutions determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to:

o	restrict PFGI Capital's ability to transfer assets;

o	restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of shares of PFGI Capital Series A preferred stock;

PFGI CAPITAL CORPORATION

o	restrict PFGI Capital's ability to redeem its preferred stock; or

o	require the Bank to sever its relationship with PFGI Capital or divest its ownership of PFGI Capital.

Some of these actions by the Federal Reserve Board or the Ohio Division of Financial Institutions would likely result in a failure of PFGI Capital to qualify as a REIT.

Payment of dividends of PFGI Capital’ Series A preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Federal Reserve Board. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; and a leverage ratio of less than 5.0%. At December 31, 2003 and 2002, the Bank’s total risk-based capital ratio was 12.26% and 11.36%, respectively, its Tier 1 risk-based capital ratio was 9.12% and 8.19%, respectively, and its leverage ratio was 7.00% and 6.77%, respectively. While the Bank intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations, there can be no assurance that the Bank will be able to do so. The exercise of the Federal Reserve Board’s power to restrict dividends on PFGI Capital Series A preferred stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock. The inability to pay dividends on PFGI Capital’s common stock would prevent PFGI Capital from meeting the statutory requirement in effect for a REIT to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

If PFGI Capital had to be treated for tax purposes in the same manner as the other consolidated subsidiaries of the Bank, rather than as a REIT, PFGI Capital’s loss of tax benefits would be directly and immediately felt by PFGI Capital’s stockholders.

Early in 2003, Provident restated its operating results for prior periods. The restatement was a result of unintentional errors in the accounting for certain leases. The results of the restatement are reflected for all periods reported upon in Provident’s Form 10-K for the years ended December 31, 2003 and 2002.

Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A preferred stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2003, the Bank could without prior regulatory approval and absent contrary supervisory guidance declare dividends in 2004 of approximately $95.1 million plus an additional amount equal to its net income through the date of declaration in 2004. Since PFGI Capital is a member of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A preferred stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

PFGI CAPITAL CORPORATION

CONFLICT OF INTERESTS

PFGI Capital has no employees. The Bank performs all of PFGI Capital’s business operations. All of PFGI Capital’s officers and six of PFGI Capital’s directors are also officers of the Bank or its affiliates. PFGI Capital’s common officers with the Bank devote less than 5% of their time to managing PFGI Capital’s business. Three directors are independent directors who are not employed by or otherwise affiliated with PFGI Capital, nor are they officers, directors or other affiliates of Provident or the Bank. The Bank controls 90% of the voting power of PFGI Capital’s outstanding shares. As a result, the Bank has the right to elect all of PFGI Capital’s directors, including PFGI Capital’s independent directors, except for the two additional independent directors to be elected by the holders of PFGI Capital Series A preferred stock if PFGI Capital fails to pay dividends on PFGI Capital Series A preferred stock for at least six consecutive dividend periods. The Bank and its affiliates have interests that are not identical to PFGI Capital’s and, therefore, conflicts of interest may arise with respect to transactions between or among Provident, the Bank and PFGI Capital.

PFGI Capital is dependent on the diligence and skill of the officers and employees of the Bank for the selection and structuring of the loans underlying PFGI Capital’s participation interests and PFGI Capital’s other authorized investments. The Bank will select the amount, type, and price of loan participation interests and other assets that PFGI Capital will acquire from the Bank. Although these purchases are made within the investment policies of PFGI Capital, which are described under the caption “Business — Other Management Policies and Programs — Asset Acquisition and Disposition Policies,” neither PFGI Capital nor the Bank has obtained any third-party valuations, nor does PFGI Capital intend to do so in the future. Although PFGI Capital has adopted certain policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved from time to time at the discretion of the board of directors without a vote of PFGI Capital’s stockholders. Changes in or exceptions made to these policies could permit PFGI Capital to acquire lower quality assets.

The Bank may seek to exercise its influence over PFGI Capital’s affairs so as to cause the sale of PFGI Capital’s assets and their replacement by lesser quality assets purchased from the Bank or its affiliates or elsewhere. This could adversely affect PFGI Capital’s business and PFGI Capital’s ability to pay dividends on PFGI Capital Series A preferred stock.

CHANGES IN INTEREST RATES AND COLLATERAL VALUES

A substantial portion of PFGI Capital’s income consists of interest payments on the commercial mortgage loans underlying PFGI Capital’s participation interests. At December 31, 2003, 92% of the commercial mortgage loans underlying PFGI Capital’s participation interests, as measured by the aggregate outstanding principal amount, bore interest at adjustable rates, and the remainder bore interest at fixed rates. Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased interest obligation increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying PFGI Capital’s participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, PFGI Capital may find it more difficult to purchase additional participation interests in mortgage loans bearing interest at rates sufficient to support the payment of the dividends on PFGI Capital Series A preferred stock. Because the rate at which dividends are required to be paid on PFGI Capital Series A preferred stock is fixed, there can be no assurance that a declining interest rate environment would not adversely affect PFGI Capital’s ability to pay full, or even partial, dividends on PFGI Capital Series A preferred stock.

PFGI CAPITAL CORPORATION

At December 31, 2003, 93% of the properties underlying the commercial mortgage loan participation interests of PFGI Capital were located in Ohio. Because of the concentration of PFGI Capital’s interests in Ohio, in the event of adverse economic, political or business conditions or natural hazards in Ohio, PFGI Capital would likely experience higher rates of loss and delinquency on PFGI Capital’s mortgage loan participation interests than if the underlying loans were more geographically diversified.

As measured by aggregate outstanding principal amount, 100% of the assets acquired from the Bank consisted of participation interests in commercial mortgage loans. Commercial mortgage loans generally tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-fami1y residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, PFGI Capital may experience higher rates of default on PFGI Capital’s participation interests in commercial mortgage loans than PFGI Capital would if PFGI Capital’s participation interests were more diversified and included a greater number of underlying residential and other loans.

In its capacity as servicer, the Bank, at the direction of PFGI Capital, may be forced to foreclose on an underlying commercial mortgage loan where the borrower has defaulted on its obligation to repay the loan. The Bank classifies this type of foreclosed property as Other Real Estate Owned, or OREO property. It is possible that the Bank and PFGI Capital may be subject to environmental liabilities, particularly on industrial and warehouse properties, which are generally subject to relatively greater environmental risks than non-commercial properties. In addition, the Bank may find it difficult or impossible to sell the property prior to or following an environmental cleanup. Furthermore, in certain circumstances, the Bank, in its capacity as servicer, or PFGI Capital may decide not to foreclose on property as a result of environmental conditions. Even though PFGI Capital intends to sell to the Bank, PFGI Capital’s participation interest in any loan prior to foreclosure, the discovery of these types of liabilities, any associated costs for remediation of hazardous substances, wastes, contaminants, or pollutants, and difficulty in selling the underlying real estate or a decision not to foreclose on the underlying loan, could have a material adverse effect on the fair value of that loan and, therefore, PFGI Capital may not recover any or all of its investment in the underlying loan.

Generally, neither PFGI Capital nor the Bank obtains credit enhancements such as borrower bankruptcy insurance or obtains special hazard insurance for the loans underlying PFGI Capital’s participation interests, other than standard hazard insurance typically required by Provident Bank, which will in each case only relate to individual loans.

PFGI CAPITAL CORPORATION

PFGI Capital is not required to limit its investments to assets of the types presently in PFGI Capital’s portfolio. Assets such as non-mortgage related securities, equipment loans or real estate may involve different risks not described in this report. PFGI Capital is not required to, and there can be no assurance that PFGI Capital will, maintain the levels or asset coverage that currently exist relative to the amount of PFGI Capital’s preferred stock and obligations senior to it.

ITEM 2. PROPERTIES

None

ITEM 3. LEGAL PROCEEDINGS

On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended August 22, 2003 the case names as defendants Provident, PFGI Capital, Provident’s President, Robert L. Hoverson and Provident’s Chief Financial Officer, Christopher J. Carey, and is allegedly, on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action is based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleges violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It seeks an unspecified amount of compensatory damages.

This action and other class actions have been consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. PFGI Capital and other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003. The motion was granted on March 9, 2004 and the Court dismissed all claims except those relating to the June 6, 2002 offering of 6,600,000 PRIDE securities. However, the Court’s order confined any later finding of damages to $0.70 per PRIDE security.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter

PFGI CAPITAL CORPORATION

ITEM II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for PFGI Capital’s common stock as the Bank owns all of the 5,940,000 shares of its outstanding common stock. As an alternative to distributing a common dividend in cash, PFGI Capital has the option of distributing to the Bank, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the year ended December 31, 2003 and the period from June 12 to December 31, 2002, PFGI Capital and the Bank have agreed to use the consent dividend procedure. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred shareholders than if PFGI Capital had paid a cash dividend to the common shareholder.

PFGI Capital has 6,600,000 shares of Series A Preferred Stock issued and outstanding. The proceeds of this issuance were used by PFGI Capital to purchase commercial mortgage loan participations from the Bank. One share of Series A Preferred Stock is included within each PRIDES and is not traded separately from the PRIDES. For more information regarding the Series A Preferred Stock and the Prides, see the section entitled “Overview of the Prides” included in ITEM 1. For the year ended December 31, 2003 and the period from June 12, 2002 to December 31, 2002, PFGI Capital paid dividends on the Series A Preferred Stock of $12,788,000 and $5,541,000, respectively, and Provident paid contract adjustment payments of $2,062,000 and $894,000, respectively. On February 18, 2004, dividends of $3,197,000 and a contract adjustment payment of $516,000 were paid on the Series A Preferred Stock. A discussion of limitations and restrictions on the payment of dividends by PFGI Capital is contained under ITEM 1 “Business — Risk Factors” and Note 9 included in “Notes to Financial Statements.”

The PRIDES are traded on the New York Stock Exchange under the symbol “PCE PrI”. The following table sets forth, for the periods indicated, the high, low and period end closing sales prices as reported on the New York Stock Exchange.

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	June 12 to June 30
High Close	$31.00	$28.15	$26.65	$28.70	$27.70	$29.40	$28.25
Low Close	27.75	25.45	22.24	22.44	23.05	24.55	25.00
Period End Close	30.76	27.55	26.25	22.55	26.30	25.65	28.25

At March 1, 2004, there were 806 holders of record of the PRIDES.

A discussion of limitations and restrictions on the payment of dividends is provided in ITEM 1. “Business: Risk Factors” and Note 9 included in “Notes to Financial Statements.”

A report of purchases of equity securities is not required for this period.

PFGI CAPITAL CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

The information presented below represents selected financial data relative to PFGI Capital for the year ended December 31, 2003 and the period from June 12, 2002 (commencement of operations) to December 31, 2002 and as of December 31, 2003 and 2002.

(Dollars in Thousands Except Per Share Amounts)	2003	2002
Earnings for Period Ended:
Interest Income	$16,073	$10,065
Provision	(1,654)	--
Noninterest Expense	858	448
Net Income Before Preferred Dividends	16,869	9,617
Net Income Available to Common Shares	4,081	4,076
Net Income Per Common Share	0.69	0.69
Preferred Stock Cash Dividends Paid	12,788	5,541
Common Stock Consent Dividends	2,427	2,633
Average Yield on Earning Assets	4.83%	5.51%
Selected Balances at December 31:
Commercial Mortgage Loan Participation Interests,
Net of Reserve for Loan Participation Losses	$323,762	$321,755
All Other Assets	9,148	6,760
Total Assets	332,910	328,515
Series A Preferred Stock	165,000	165,000
Common Stock and Other Equity Items	167,596	163,515

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

PFGI Capital reported net income and net income available to common shareholders of $16,869,000 and $4,081,000, respectively, for the year ended December 31, 2003 and $9,617,000 and $4,076,000, respectively, for the period from June 12, 2002 (commencement of operations) to December 31, 2002. Earnings per common share were $0.69 for both periods. Cash dividends of $12,788,000 and $5,541,000 were paid to the Series A Preferred shareholders during these time periods. Consent dividends of $2,427,000 and $2,633,000 were considered to be paid to the common shareholders and contributed back to the REIT for the year ended December 31, 2003 and the period from June 12, 2002 to December 31, 2002.

At December 31, 2003 and 2002, PFGI Capital had total assets of $332,910,000 and $328,515,000, respectively. These assets were primarily comprised of net commercial mortgage loan participations totaling $323,762,000 and $321,755,000 at year-end 2003 and 2002, respectively. All loan participations were acquired from the Bank. Equity for PFGI Capital was $332,596,000 and $328,515,000 as of December 31, 2003 and 2002, respectively.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

PFGI Capital’s primary source of revenue is interest income on its commercial mortgage loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $16,073,000 and $10,065,000 for the year ended December 31, 2003 and the period from June 12 to December 31, 2002, respectively. Provident Capital’s average yield on total earnings assets was 4.83% and 5.51% during these periods.

The following table provides average balances, along with their related interest income and average rate earned for earning assets, for the year ended December 31, 2003 and for the period from June 12 to December 31, 2002.

	Year Ended December 31, 2003			June 12 to December 31, 2002
(Dollars in Thousands)	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate
ASSETS:
Interest Earning Assets:
Commercial Mortgage
Loan Participations	$320,289	$15,942	4.98%	$317,668	$9,967	5.64%
Deposit Account at Provident Bank	12,149	131	1.08%	11,045	98	1.60%

Total Interest Earning Assets	332,438	$16,073	4.83%	328,713	$10,065	5.51%
Reserve for Loan Participation Losses	(3,203)			(3,130)
Other Noninterest Earning Assets	845			1,760

Total Assets	$330,080			$327,343

LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest Bearing Liabilities	$5			$760
Shareholders' Equity	330,075			326,583

Total Liabilities and
Shareholders' Equity	$330,080			$327,343

Provision For Loan Participation Losses

The provision for loan participation losses is the charge to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. PFGI had a negative provision for loan participation losses of $1,654,000 for 2003 as it was determined that, after eighteen months of operations and loan loss experience, the reserve for participation losses was higher than needed based on management’s estimate of inherent losses. There was no provision for loan participation losses for the period from June 12 to December 31, 2002.

Noninterest Income and Expense

PFGI Capital did not record any noninterest income for the year ended December 31, 2003 or from June 12 to December 31, 2002. Noninterest expense of $858,000 and $448,000 was recognized during these periods. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For the year ended December 31, 2003 and from June 12 to December 31, 2002, loan servicing fees were $401,000 and $221,000, respectively, and management fees were $320,000 and $177,000, respectively. On an annual basis, loan servicing fees are assessed at a rate of .125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of .10% of the average daily outstanding balance of loan participations.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Taxes

PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.

FINANCIAL CONDITION

Commercial Mortgage Loan Participations

As of December 31, 2003 and 2002, PFGI Capital had $323,762,000 and $321,755,000 of commercial mortgage loan participations, net of reserves, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets.

The following table shows the composition of the commercial mortgage loan participations by property type at December 31, 2003:

Property Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Office / Warehouse	62	$101,105	31.07%
Shopping / Retail	41	94,572	29.07
Apartments	28	39,967	12.28
Hotel / Motel	10	36,818	11.32
Residential Development	14	12,119	3.72
Healthcare Facilities	3	7,673	2.36
Other Commercial Properties	31	33,108	10.18

Total	189	$325,362	100.00%

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the loans underlying the commercial mortgage loan participations bear interest at fixed rates, and some bear interest at adjustable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the commercial mortgage loan participations at December 31, 2003:

	Fixed Rate			Adjustable Rate
Interest Rate	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Under 5.00%	1	$234	0.87%	112	$232,605	77.92%
5.00% to 5.99%	3	8,191	30.50	13	21,126	7.08
6.00% to 6.99%	1	534	1.99	21	19,787	6.63
7.00% to 7.99%	4	9,692	36.09	19	10,363	3.47
8.00% to 8.99%	5	8,206	30.55	10	14,624	4.90

	14	$26,857	100.00%	175	$298,505	100.00%

Interest Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Weighted Average Interest Rate
Fixed Rate Loans	14	$26,857	8.25%	7.30%
Adjustable Rate Loans	175	298,505	91.75	4.57

Total	189	$325,362	100.00%	4.80%

Other Assets and Liabilities

As of December 31, 2003 and 2002, PFGI Capital had cash of $8,088,000 and $5,357,000, respectively, in an interest bearing deposit account at the Bank. As of year-end 2003, the account was yielding a rate of 1.00%.

Additionally, PFGI Capital had interest receivable of $1,019,000 and $1,107,000, accounts receivable/(payable) of ($314,000) and $279,000, and prepaid expenses of $41,000 and $17,000 as of December 31, 2003 and 2002, respectively.

INTEREST RATE RISK MANAGEMENT

PFGI Capital’s income consists primarily of interest income on participation interests in commercial mortgage loans. PFGI Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, PFGI Capital may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding participation interests. Further information regarding market risk can be found under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this report.

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

Holders of PFGI Capital’s Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. As 6,600,000 shares of Preferred Stock are outstanding, cash dividends of $12,788,000 are expected to be paid during 2004.

As an alternative to distributing a common dividend in cash, PFGI Capital has the option of distributing to the Bank, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. For information regarding the consent dividend procedure, see ITEM 5. For the year ended December 31, 2003 and for the period from June 12 to December 31, 2002, PFGI Capital and the Bank have agreed to use the consent dividend procedure. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred shareholders than if PFGI Capital had paid a cash dividend to the common shareholder.

A discussion of limitations and restrictions on the payment of dividends is provided in ITEM 1. “Business: Risk Factors” and Note 9 included in “Notes to Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PFGI Capital does not have any off-balance sheet arrangements, such as guarantees, retained or contingent interests, derivative instruments, or variable interests.

No table is provided for contractual obligations as PFGI has no long-term debt obligations, capital lease obligations, operating lease obligations, purchased obligations or other long-term liabilities.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Note 1 to the “Notes to Financial Statements” lists significant accounting policies used in the development and presentation of its financial statements. However, the “Reserve for Loan Participation Losses” policy is considered to be critical due to the level of sensitivity and subjectivity of its underlying accounting estimates.

PFGI Capital’s exposure to credit risk is managed through its use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive property type and business activity concentrations. The Bank’s credit administration function employs extensive risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and PFGI Capital with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the reserve for loan participation losses, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.

Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. Approximately 93% of the loans underlying the participation interests are located in Ohio as of December 31, 2003. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and may affect the ability of borrowers to make payments of principal and interest on the underlying loans. “Office / Warehouse” and “Shopping / Retail” property types represent approximately 31% and 29% of the total loan participation balance, respectively, as of year-end 2003. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table shows a progression of the reserve for loan participation losses for the year ended December 31, 2003 and from June 12, 2002 (commencement of operations) to December 31, 2002:

(In Thousands)	Year Ended December 31, 2003	June 12 to December 31, 2002
Balance at Beginning of Period	$3,250	$--
Transferred Reserves, Net	4	3,250
Provision for Loan Losses	(1,654)	--
Loans Charged Off	--	--
Recoveries	--	--

Balance at End of Period	$1,600	$3,250

Net Charge-Offs to Average Commercial
Mortgage Loan Participations	0.00%	0.00%

Reserve for Loan Participation Losses to
Commercial Mortgage Loan Participations	0.49%	1.00%

Non-performing assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Commercial mortgage loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of December 31, 2003 and 2002, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. Additionally, no loan participations were delinquent thirty or more days as of December 31, 2003 and 2002.

PFGI CAPITAL CORPORATION

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At December 31, 2003, 8% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At December 31, 2003, PFGI Capital did not have any interest-rate-sensitive liabilities.

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

An earnings simulation model is provided by the Bank to analyze PFGI Capital’s net interest income sensitivity to movements in interest rates. The model evaluates the effect on net interest income by running various interest rate scenarios up and down from a flat rate scenario. Based on the results of the simulation model, net interest income would change by the following over the next 12-month period:

	2003	2002
100 Basis Points Decrease	(5.11%)	(5.12%)
100 Basis Points Increase	5.09%	5.12%
200 Basis Points Decrease	n/a	n/a
200 Basis Points Increase	10.04%	10.24%

Due to the current low interest rate environment, nothing beyond a 100 basis point decrease was simulated.

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 4.20%. As of December 31, 2003, the average weighted yield on loan participations was 4.80%. Assuming that the investment in participation interests remain level, yields on loan participations would have to decrease by 60 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.

PFGI CAPITAL CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors	33
Financial Statements:
PFGI Capital Corporation:
Balance Sheets	34
Statements of Income	35
Statements of Changes in Shareholders' Equity	36
Statements of Cash Flows	37
Notes to Financial Statements	38
Supplementary Data:
Quarterly Results of Operations (unaudited)	49

PFGI CAPITAL CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
PFGI Capital Corporation

We have audited the accompanying balance sheets of PFGI Capital Corporation as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders’ equity and cash flows for year ended December 31, 2003 and the period from June 12, 2002 to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFGI Capital Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from June 12, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ERNST & YOUNG LLP

Cincinnati, Ohio
February 20, 2004

PFGI CAPITAL CORPORATION

BALANCE SHEETS

	December 31,
(Dollars In Thousands Except Per Share Data)	2003	2002
ASSETS:
Commercial Mortgage Loan Participations	$325,362	$325,005
Reserve for Loan Participation Losses	(1,600)	(3,250)

Net Commercial Mortgage Loan Participations	323,762	321,755
Cash and Due From Banks	8,088	5,357
Interest Receivable	1,019	1,107
Accounts Receivable - The Provident Bank	--	279
Other Assets	41	17

TOTAL ASSETS	$332,910	$328,515

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts Payable - The Provident Bank	$314	$--
Shareholders' Equity:
Series A Preferred Stock, $25 Stated Value,
6,600,000 Shares Authorized, Issued and Outstanding	165,000	165,000
Common Stock, $.01 Par Value, 5,940,000 Shares
Authorized, Issued and Outstanding	59	59
Capital Surplus	164,440	162,013
Retained Earnings	3,097	1,443

Total Shareholders' Equity	332,596	328,515

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$332,910	$328,515

See notes to financial statements

PFGI CAPITAL CORPORATION
STATEMENTS OF INCOME

(In Thousands Except Per Share Data)	Year Ended December 31, 2003	June 12 to December 31, 2002
Interest Income:
Interest on Loan Participations	$15,942	$9,967
Interest on Cash Deposit	131	98

Total Interest Income	16,073	10,065
Provision for Loan Participation Losses	(1,654)	--

Net Interest Income After Provision
for Loan Participation Losses	17,727	10,065
Noninterest Expense:
Loan Servicing Fees	401	221
Management Fees	320	177
Other Noninterest Expense	137	50

	858	448

Income Before Income Taxes	16,869	9,617
Income Taxes	--	--

Net Income / Comprehensive Income	$16,869	$9,617

Preferred Stock Dividends	$12,788	$5,541

Net Income Available to Common Shares	$4,081	$4,076

Basic Earnings Per Common Share	$0.69	$0.69
Diluted Earnings Per Common Share	$0.69	$0.69
Consent Dividends Per Common Share	$0.41	$0.44
See notes to financial statements

PFGI CAPITAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands Except Per Share Data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Total
Balance at June 12, 2002	$--	$-	$--	$--	$--
Issuance of Common Stock
(5,940,000 Shares)		59	164,941		165,000
Issuance of Preferred Stock
(6,600,000 Shares)	165,000				165,000
Offering Costs of Preferred Stock			(5,561)		(5,561)
Preferred Stock Dividends
($0.8396 Per Share)				(5,541)	(5,541)
Common Stock Consent Dividend
($0.4433 Per Share)				(2,633)	(2,633)
Contribution of Consent Dividend			2,633		2,633
Net Income				9,617	9,617

Balance at December 31, 2002	165,000	59	162,013	1,443	328,515
Preferred Stock Dividends
($1.9375 Per Share)				(12,788)	(12,788)
Common Stock Consent Dividend
($0.4087 Per Share)				(2,427)	(2,427)
Contribution of Consent Dividend			2,427		2,427
Net Income				16,869	16,869

Balance at December 31, 2003	$165,000	$59	$164,440	$3,097	$332,596

See notes to financial statements

PFGI CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31, 2003	June 12 to December 31, 2002
Operating Activities:
Net Income	$16,869	$9,617
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Participation Losses	(1,654)	--
(Increase) Decrease in Interest Receivable	88	(1,107)
(Increase) Decrease in Accounts Receivable
and Other Assets	255	(296)
Increase in Accounts Payable	314	--

Net Cash Provided by Operating Activities	15,872	8,214
Investing Activities:
Net Increase in Loan Participations	(353)	(156,755)
Financing Activities:
Proceeds from Issuance of Preferred Stock	--	165,000
Offering Costs of Preferred Stock	--	(5,561)
Cash Dividends Paid	(12,788)	(5,541)

Net Cash Provided by (Used in) Financing Activities	(12,788)	153,898

Increase in Cash and Cash Equivalents	2,731	5,357
Cash at Beginning of Period	5,357	--

Cash and Cash Equivalents at End of Period	$8,088	$5,357

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$--	$--
Income Taxes	--	--
Non-Cash Activity:
Exchange of Common Stock for Loan Participations	--	165,000
See notes to financial statements

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

The following is a summary of significant accounting policies for PFGI Capital:

ORGANIZATION: PFGI Capital Corporation (PFGI Capital) is a Maryland corporation that was incorporated on May 9, 2002 and began operations on June 12, 2002. All of PFGI Capital’s Common Stock is owned by The Provident Bank (the Bank) while its Series A Preferred Stock is owned by outside investors. The principal business objective of PFGI Capital is to acquire, hold, and manage commercial mortgage loan assets and other authorized investments that will generate net income for distribution to PFGI Capital’s stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT). As a REIT, PFGI Capital generally is not liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.

The Bank, an Ohio state-chartered member bank of the Federal Reserve System, is the main subsidiary of Provident Financial Group, Inc. (Provident) and provides full-service retail and commercial banking operations.

BASIS OF PRESENTATION: The accompanying financial statements include the accounts of PFGI Capital. PFGI Capital has no equity ownership in any other entities or interest in “variable interest entities”. Certain estimates are required to be made by management in the preparation of the financial statements. Actual results may differ from those estimates.

STATEMENT OF CASH FLOWS: For cash flow purposes, cash equivalents include deposit accounts at banks.

BUSINESS SEGMENTS: As PFGI Capital’s operations consist of acquiring, holding and managing commercial mortgage loan participations, management views its financial condition and results of operations as one business segment.

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

PFGI Capital considers a loan to be an impaired loan when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. PFGI Capital measures the value of an impaired loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if more practical, at the loan’s observable market price, or the fair value of the collateral. Income on impaired loans is recognized on a cash basis.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

RESERVE FOR LOAN PARTICIPATION LOSSES: The reserve for loan participation losses is maintained at a level management estimates as necessary to absorb losses inherent in the loan participation portfolio. When PFGI Capital purchases loan participations from the Bank, a reserve for loan participation losses is transferred from the Bank to PFGI Capital. The reserve is increased by provisions for loan participation losses whenever further deterioration of the credit quality of the portfolio occurs. Loans deemed uncollectible are charged off and deducted from the reserve and recoveries on loans previously charged off are added back to the reserve. Loans sold back to the Bank are accompanied by a transfer of the reserve for those loans from PFGI Capital to the Bank.

Management’s determination of the adequacy of the reserve is based on an assessment of the inherent loss potential given the conditions at the time. This assessment consists of certain loans being evaluated on an individual basis, as well as all loans being categorized based on common characteristics related to the reserve factors and being evaluated as a group. Loans reviewed on an individual basis include large non-homogeneous credits where their internal credit rating is at or below a predetermined classification. Loans not individually reviewed are segmented by characteristics related to the reserve factors. Analyses are performed on segments of the portfolio based upon trends in delinquencies, charge-offs, economic factors and business strategies. Adequacy factors may be adjusted based on changes in expected potential losses in a particular segment.

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

As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common shareholder, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its shareholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the year ended December 31, 2003 and the period from June 12 to December 31, 2002, PFGI Capital and its common shareholder have agreed to use the consent dividend procedure. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred shareholders than if PFGI Capital had paid a cash dividend to the common shareholder.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. Statement 148 amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123‘s fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of APB Opinion No. 25. PFGI Capital has not issued any stock-based compensation.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133 “Accounting for Derivative Instruments and Hedging Activities.” Statement 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that merely represent the codification of previous Derivatives Implementation Group decisions were already effective and were applied in accordance with their prior respective effective dates. The adoption of Statement No. 149 did not have any significant impact on PFGI Capital’s results of operations or financial condition.

In May 2003, the FASB issued Statement 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of Statement No. 150 did not have any significant impact on PFGI Capital’s results of operations or financial condition.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In December 2003, the FASB issued revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE exists when (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) equity investors do not have the ability to make decisions about the entity’s activities through voting rights or do not have the obligation/right to absorb expected losses/residual returns of the entity; or (3) equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46 requires VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses and/or receives a majority of its expected residual returns as a result of holding variable interests. FIN 46 becomes effective for entities that have interest in special purpose entities for periods ending after December 15, 2003, and for all other types of VIEs for periods ending after March 15, 2004. As of December 31, 2003, PFGI Capital did not hold any interest in VIEs, and therefore, the adoption of FIN 46 is not expected to have a material impact on PFGI Capital’s results of operations or financial condition.

Note 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES

Participations in loans are generally purchased from the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. A reserve for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the reserve for those loans from PFGI Capital to the Bank. The reserve for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI did not have any nonperforming assets or impaired loans during 2003 or 2002.

At December 31, 2003 and 2002, 93% and 80%, respectively, of the properties underlying the commercial mortgage loan participation interests of PFGI Capital were located in Ohio. Because of the concentration of PFGI Capital’s interests in Ohio, in the event of adverse economic, political or business conditions or natural hazards in Ohio, PFGI Capital would likely experience higher rates of loss and delinquency on PFGI Capital’s mortgage loan participation interests than if the underlying loans were more geographically diversified.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

The following table sets forth an analysis of the reserve for loan participation losses for the year ended December 31, 2003 and the period from June 12, 2002 (commencement of operations) to December 31, 2002:

(In Thousands)	Year Ended December 31, 2003	June 12 to December 31, 2002
Balance at Beginning of Period	$3,250	$--
Transferred Reserves, Net	4	3,250
Provision for Loan Losses	(1,654)	--
Loans Charged Off	--	--
Recoveries	--	--

Balance at End of Period	$1,600	$3,250

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

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2003 and the period from June 12, 2002 to December 31, 2002:

(In Thousands, Except Per Share Data)	Year Ended December 31, 2003	June 12 to December 31, 2002
Net Income	$16,869	$9,617
Less Preferred Stock Dividends	(12,788)	(5,541)

Income Available to Common Shareholder	$4,081	$4,076

Weighted-Average Common Shares Outstanding	5,940	5,940
Basic and Diluted Earnings Per Share	$0.69	$0.69

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

NOTE 6. DESCRIPTION OF PRIDES

Each PRIDES has a stated amount of $25.00 per unit and is comprised of two components – a 3-year forward purchase contract and PFGI Capital Series A Preferred Stock.

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

Under the forward purchase contract, Provident will also make quarterly contract adjustment payments to the PRIDES holders at an annualized rate of 1.25% of the stated amount ($0.3125 per share).

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

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In connection with the settlement of the forward purchase contract, Provident has engaged a remarketing agent to remarket the PFGI Capital Preferred Stock on behalf of the holders, at which time the PFGI Preferred Stock will be permanently detached from the forward purchase contract. Once the forward purchase contract is settled, there will be two separate and distinct securities outstanding: PFGI Capital Preferred Stock and Provident Common Stock. The proceeds received from the remarketing will be used by the holders of Preferred Stock to fulfill their commitment under the terms of the forward purchase contract.

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

As discussed in Note 11 of the “Notes to Financial Statements,” Provident will merge with National City Corporation (National City) subject to regulatory and stockholder approvals. National City will be required to expressly assume Provident’s obligations under the forward purchase contract and certain related agreements. As Provident shareholders will be receiving 1.135 shares of National City Common Stock for each share of Provident Common Stock, the settlement rate of the forward purchase contract will be calculated as follows:

o	if the market value of National City Common Stock is equal to or greater than $25.6033, the settlement rate will be 0.9764;

o	if the market value of National City Common Stock is between $25.6033 and $21.5154, the settlement rate will be equal to the $25 stated amount divided by the applicable market value; and

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

o	if the applicable market value is less than or equal to $21.5154, the settlement rate will be 1.1620.

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

The participation agreement also provides for the Bank to service the commercial mortgage loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balances of the commercial mortgage loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $401,000 and $221,000 for the year ended December 31, 2003 and for the period from June 12 to December 31, 2002, respectively.

A summary of loan participation activity between the Bank and PFGI Capital for the year ended December 31, 2003 and the period from June 12 to December 31, 2002 follows:

(In Thousands)	Year Ended December 31, 2003	June 12 to December 31, 2002
Balance at Beginning of Period	$325,005	$--
Loan Participations Transferred at
Issuance of PRIDES and Common Stock	--	328,558
Subsequent Transfers of Loan Participations
From Bank to PFGI Capital	117,529	147,868
Loan Participation Advances	19,412	6,185
Transfer of Loan Participations
From PFGI Capital to the Bank	(52,347)	(87,082)
Loan Participation Payments	(84,237)	(70,524)

Balance at End of Period	$325,362	$325,005

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balances of the commercial mortgage loans underlying the participation interests. Management fees incurred by PFGI Capital was $320,000 and $177,000 for the year ended December 31, 2003 and for the period from June 12 to December 31, 2002, respectively.

The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank is entitled to all common dividends paid by PFGI Capital.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2003 and 2002, PFGI Capital had an interest-bearing deposit account of $8,088,000 and $5,357,000, respectively, at the Bank and a net receivable/(payable) of ($314,000) and $279,000, respectively, from the Bank.

NOTE 8. FAIR VALUE OF FINANCIAL INTRUMENTS

Carrying values and estimated fair values for certain financial instruments as of December 31 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for most of PFGI Capital’s assets, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of PFGI Capital. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management’s implementation of its program to manage overall interest rate risk. It is not management’s intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

	2003		2002
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Commercial Mortgage Loan Participations	$325,362	$329,029	$325,005	$327,831
Less: Reserve for Loan Participation Losses	(1,600)	--	(3,250)	--

Net Commercial Mortgage Loan Participations	323,762	329,029	321,755	327,831
Cash and Due From Banks	8,088	8,088	5,357	5,357

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

o	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets’ fair values.

NOTE 9. DIVIDEND RESTRICTIONS

Because PFGI Capital is a direct subsidiary of the Bank, regulatory authorities will have the right to examine PFGI Capital and PFGI Capital’s activities and, under certain circumstances, to impose restrictions on the Bank or PFGI Capital. If the Federal Reserve Board or the Ohio Division of Financial Institutions determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of shares of PFGI Capital Series A preferred stock.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Payment of dividends on PFGI Capital’ Series A preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Federal Reserve Board. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At December 31, 2003 and 2002, the Bank’s total risk-based capital ratio was 12.26% and 11.36%, respectively, its Tier 1 risk-based capital ratio was 9.12% and 8.19%, respectively, and its leverage ratio was 7.00% and 6.77%, respectively. The exercise of the Federal Reserve Board’s power to restrict dividends on PFGI Capital Series A preferred stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock. The inability to pay dividends on PFGI Capital’s common stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A preferred stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2003, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2004 of approximately $95.1 million plus an additional amount equal to its net income through the date of declaration in 2004. Since PFGI Capital is a member of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A preferred stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

NOTE 10. LEGAL CONTINGENCIES

On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended August 22, 2003 the case names as defendants Provident, PFGI Capital, Provident’s President, Robert L. Hoverson and Provident’s Chief Financial Officer, Christopher J. Carey, and is allegedly, on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action is based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleges violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It seeks an unspecified amount of compensatory damages.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

This action and other class actions have been consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. PFGI Capital and other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003. The motion was granted on March 9, 2004 and the Court dismissed all claims except those relating to the June 6, 2002 offering of 6,600,000 PRIDE securities. However, the Court’s order confined any later finding of damages to $0.70 per PRIDE security.

NOTE 11. SUBSEQUENT EVENT

On February 17, 2004, Provident announced that it had signed a definitive agreement to merge with National City Corporation. National City Corporation is a financial holding company headquartered in Cleveland, Ohio. Under terms of the agreement, Provident shareholders will receive 1.135 shares of National City Corporation common stock for each share of Provident common stock in a tax-free exchange. Subject to regulatory and stockholder approvals, the transaction is expected to close in the second quarter of 2004.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12. QUARTERLY RESULTS OF OPERATIONS - (Unaudited)

The following are quarterly results of operations for PFGI Capital for the year ended December 31, 2003 and for the period from June 12, 2002 (commencement of operations) to December 31, 2002:

(In Thousands, Except Per Share Data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2003:
Interest Income	$3,825	$3,901	$4,092	$4,255
Provision for Loan Participation Losses	1,654	--	--	--

Net Interest Income After Provision
for Loan Participation Losses	5,479	3,901	4,092	4,255
Noninterest Expense	(211)	(210)	(229)	(208)

Income Before Income Taxes	5,268	3,691	3,863	4,047
Income Taxes	--	--	--	--

Net Income	$5,268	$3,691	$3,863	$4,047

Preferred Stock Dividends	$3,197	$3,197	$3,197	$3,197

Net Income Available to Common Shares	$2,071	$494	$666	$850

Per Common Share:
Basic and Diluted Earnings	$0.35	$0.08	$0.11	$0.14
Dividends	$0.41	$--	$--	$--

	Fourth Quarter	Third Quarter	June 12 to June 30, 2002
2002:
Interest Income	$4,331	$4,846	$888
Provision for Loan Participation Losses	--	--	--

Net Interest Income After Provision
for Loan Participation Losses	4,331	4,846	888
Noninterest Expense	(195)	(197)	(56)

Income Before Income Taxes	4,136	4,649	832
Income Taxes	--	--	--

Net Income	$4,136	$4,649	$832

Preferred Stock Dividends	$5,541	$--	$--

Net Income Available to Common Shares	$(1,405)	$4,649	$832

Per Common Share:
Basic and Diluted Earnings	$(0.24)	$0.78	$0.14
Dividends	$0.44	$--	$--

Quarterly earnings per share do not necessarily add to the year-to-date amounts due to rounding.

PFGI CAPITAL CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, management, including the principal executive and financial officers, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

PART III

Items 10 through 14 are incorporated by reference to PFGI Capital’s definitive information statement to be filed with the Commission pursuant to Regulation 14C within 120 days after the close of PFGI Capital’s fiscal year ending December 31, 2003:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. See Index to Financial Statements on page 32 for a list of all financial statements filed as a part of this report.

2.

  Schedules to the financial statements required by Article 9 of Regulation S-X have been omitted as they are not required, not applicable or the information required thereby is set forth in the related financial statements.

3.	Exhibits:

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

PFGI CAPITAL CORPORATION

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.1	Forward Purchase Contract Agreement incorporated by reference to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.2	Income PRIDES incorporated by reference to Exhibit A to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.3	Pledge Agreement incorporated by reference to Exhibit 4.4 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.5	Remarketing Agreement incorporated by reference to Exhibit 4.6 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.1	Master Participation and Servicing Agreement incorporated by reference to Exhibit 10.1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

14.0	Code of Conduct and Ethics is provided in the investor relations page of Provident’s web site at www.providentbank.com and is available in print to any shareholder upon request.

23.0	Consent of Independent Auditors attached to this report.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Principal Executive Officer attached to this report.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Principal Financial Officer attached to this report.

32.1	Section 1350 Certification of Principal Executive Officer attached to this report.

PFGI CAPITAL CORPORATION

32.2	Section 1350 Certification of Principal Financial Officer attached to this report.

(b)     Reports on Form 8-K:

Form 8-K (Items 7 and 12) filed on October 27, 2003 — Announcement of Third Quarter 2003 Financial Results and Confirmation of Dividend Payment

Form 8-K (Items 7 and 12) filed on January 22, 2004 — Announcement of Fourth Quarter 2003 Financial Results and Confirmation of Dividend Payment

PFGI CAPITAL CORPORATION

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, PFGI Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFGI Capital Corporation

/s/Christopher J. Carey Christopher J. Carey President March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PFGI Capital Corporation and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/Christopher J. Carey	Director and President	March 9, 2004
Christopher J. Carey	(Principal Executive Officer)

/s/T. James Berry	Director	March 9, 2004
T. James Berry

/s/Dett Hunter	Director	March 9, 2004
Dett Hunter

/s/Mark E. Magee	Director and Secretary	March 9, 2004
Mark E. Magee

/s/Robert Pompey	Director, Vice President	March 9, 2004
Robert Pompey	and Chief Operations Officer

/s/J. David Rosenberg	Director	March 9, 2004
J. David Rosenberg

/s/John E. Rubenbauer	Director	March 9, 2004
John E. Rubenbauer

/s/Anthony M. Stollings	Director, Chief Financial	March 9, 2004
Anthony M. Stollings	Officer and Treasurer

/s/Tayfun Tuzun	Director and Vice President	March 9, 2004
Tayfun Tuzun