Form 10-Q
period 2004-03-31
PFGI CAPITAL CORP
filed 2004-05-07
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
March 31, 2004	1-08019-01

PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419

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
(As of April 30, 2004)

PFGI CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
Balance Sheets	3
Statements of Income	4
Statements of Changes in Shareholders' Equity	5
Statements of Cash Flows	6
Notes to Financial Statements	7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	21

ITEM 4 CONTROLS AND PROCEDURES	22

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	23

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURE	24

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PFGI CAPITAL CORPORATION
BALANCE SHEETS

(Dollars In Thousands)	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
Commercial Mortgage Loan Participations	$324,891	$325,362
Reserve for Loan Participation Losses	(1,624)	(1,600)

Net Commercial Mortgage Loan Participations	323,267	323,762
Cash and Due From Banks	11,420	8,088
Interest Receivable	980	1,019
Other Assets	25	41

TOTAL ASSETS	$335,692	$332,910

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts Payable - The Provident Bank	$2,764	$314
Other Liabilities	8	--

Total Liabilities	2,772	314
Shareholders' Equity:
Series A Preferred Stock, $25 Stated Value,
6,600,000 Shares Authorized, Issued and Outstanding	165,000	165,000
Common Stock, $.01 Par Value, 5,940,000 Shares
Authorized, Issued and Outstanding	59	59
Capital Surplus	164,440	164,440
Retained Earnings	3,421	3,097

Total Shareholders' Equity	332,920	332,596

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$335,692	$332,910

See notes to financial statements

PFGI CAPITAL CORPORATION
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2004	2003
Interest Income:
Interest on Loan Participations	$3,681	$4,233
Interest on Cash Deposit	48	22

Total Interest Income	3,729	4,255
Provision for Loan Participation Losses	--	--

Net Interest Income After Provision
for Loan Participation Losses	3,729	4,255
Noninterest Expense:
Loan Servicing Fees	98	101
Management Fees	78	81
Other Noninterest Expense	32	26

	208	208

Income Before Income Taxes	3,521	4,047
Income Taxes	--	--

Net Income	$3,521	$4,047

Preferred Stock Dividends	$3,197	$3,197

Net Income Available to Common Shares	$324	$850

Per Common Share:
Basic	$0.05	$0.14
Diluted	$0.05	$0.14
Dividends	$--	$--

See notes to financial statements

PFGI CAPITAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Total
Balance at January 1, 2003	$165,000	$59	$162,013	$1,443	$328,515
Net Income				4,047	4,047
Dividends Paid on Preferred Stock				(3,197)	(3,197)

Balance at March 31, 2003	$165,000	$59	$162,013	$2,293	$329,365

Balance at January 1, 2004	$165,000	$59	$164,440	$3,097	$332,596
Net Income				3,521	3,521
Dividends Paid on Preferred Stock				(3,197)	(3,197)

Balance at March 31, 2004	$165,000	$59	$164,440	$3,421	$332,920

See notes to financial statements

PFGI CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2004	2003
Operating Activities:
Net Income	$3,521	$4,047
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Decrease in Interest Receivable	39	2
Decrease in Accounts Receivable and Other Assets	16	64
Increase in Accounts Payable and Other Liabilities	2,458	8

Net Cash Provided By Operating Activities	6,034	4,121
Investing Activities:
Net Decrease in Loan Participations	495	258
Financing Activities:
Dividends Paid to Preferred Shareholders	(3,197)	(3,197)

Increase in Cash and Cash Equivalents	3,332	1,182
Cash at Beginning of Period	8,088	5,357

Cash and Cash Equivalents at End of Period	$11,420	$6,539

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$--	$--
Income Taxes	--	--

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

On February 17, 2004, Provident announced that it had signed a definitive agreement to merge with National City Corporation. National City Corporation is a financial holding company headquartered in Cleveland, Ohio. Under terms of the agreement, Provident shareholders will receive 1.135 shares of National City Corporation common stock for each share of Provident common stock in a tax-free exchange. Subject to regulatory and stockholder approvals, the transaction is expected to close near the end of the second quarter or beginning of the third quarter of 2004.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited financial statements include accounts of PFGI Capital. PFGI Capital has no equity ownership in any other entities or interest in “variable interest entities”. These financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, the results of operations, changes in shareholders’ equity and cash flows for the periods presented. These financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission pertaining to Form 10-Q and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform to the current year presentation.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The financial statements and notes thereto appearing in PFGI Capital’s 2003 annual report on Form 10-K, which include descriptions of significant accounting policies and critical accounting policies, should be read in conjunction with these interim financial statements.

NOTE 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES

Participations in loans are generally purchased from the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. A reserve for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the reserve for those loans from PFGI Capital to the Bank. The reserve for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans during the first three months of 2004 or 2003.

The following table sets forth an analysis of the reserve for loan participation losses for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Balance at Beginning of Period	$1,600	$3,250
Transferred Reserves, Net	24	(3)
Provision for Loan Losses	--	--
Loans Charged Off	--	--
Recoveries	--	--

Balance at End of Period	$1,624	$3,247

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

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2004	2003
Net Income	$3,521	$4,047
Less Preferred Stock Dividends	(3,197)	(3,197)

Income Available to Common Shareholder	$324	$850

Weighted-Average Common Shares Outstanding	5,940	5,940

Basic and Diluted Earnings Per Share	$0.05	$0.14

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

o

 the Federal Reserve Board, in its sole discretion, directs such exchange in writing, and, even if the Bank is not less than “adequately capitalized,” the Federal Reserve Board or the Ohio Division of Financial Institutions, as the case may be, anticipates the Bank becoming less than “adequately capitalized” in the near term; or

o

 the Federal Reserve Board, in its sole discretion, or the Ohio Division of Financial Institutions, in its sole discretion, directs such exchange in writing in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

As discussed in Note 1 of the “Notes to Financial Statements,” Provident will merge with National City Corporation (National City) subject to regulatory and stockholder approvals. National City will be required to expressly assume Provident’s obligations under the forward purchase contract and certain related agreements. As Provident shareholders will be receiving 1.135 shares of National City Common Stock for each share of Provident Common Stock, the settlement rate of the forward purchase contract will be calculated as follows:

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

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

The participation agreement also provides for the Bank to service the commercial mortgage loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the commercial mortgage loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $98,000 and $101,000 for the first three months of 2004 and 2003, respectively.

A summary of loan participation activity between the Bank and PFGI Capital for the periods indicated follows:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Principal Balance at January 1	$325,362	$325,005
Transfers of Loan Participations from Bank to PFGI Capital	65,299	4,626
Loan Participation Advances	5,951	4,828
Transfers of Loan Participations from PFGI Capital to Bank	(15,105)	(5,072)
Loan Participation Payments	(56,616)	(4,643)

Principal Balance at March 31	$324,891	$324,744

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the commercial mortgage loans underlying the participation interests. Management fees incurred by PFGI Capital total $78,000 and $81,000 for the first three months of 2004 and 2003, respectively.

The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital.

As of March 31, 2004 and December 31, 2003, PFGI Capital had an interest-bearing deposit account of $11,420,000 and $8,088,000, respectively, at the Bank and a net payable of $2,764,000 and $314,000, respectively, to the Bank.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE exists when (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) equity investors do not have the ability to make decisions about the entity’s activities through voting rights or do not have the obligation/right to absorb expected losses/residual returns of the entity; or (3) equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46 requires VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses and/or receives a majority of its expected residual returns as a result of holding variable interests. FIN 46 became effective for entities that have interest in special purpose entities for periods ending after December 15, 2003, and for all other types of VIEs for periods ending after March 15, 2004. As of March 31, 2004 and December 31, 2003, PFGI Capital did not hold any interest in VIEs, and therefore, the adoption of FIN 46 did not have a material impact on PFGI Capital’s results of operations or financial condition.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in loans with lower interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends; adverse economic and other developments in states where loans are concentrated; the possible exchange of Series A Preferred Stock for preferred shares of the Bank at the direction of the Federal Reserve Board or the Ohio Division of Financial Institutions if the Bank becomes undercapitalized; the failure of PFGI Capital to maintain its status as a REIT for federal income tax purposes; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward-looking statements. Additionally, borrowers of loan participations could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause differences from expectations in the level of defaults, changes in risk characteristics of the loan participation portfolio, and changes in the provision for loan participation losses. PFGI Capital undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

PFGI Capital reported net income available to common shareholders of $324,000, or $0.05 per common share, and $850,000, or $0.14 per common share, for the first quarters of 2004 and 2003, respectively. Cash dividends of $3,197,000, or $0.4844 per share, were paid to the Series A Preferred shareholders during the first quarters of 2004 and 2003. No cash dividends have been paid to the common shareholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.

At March 31, 2004 and December 31, 2003, PFGI Capital had total assets of $335,692,000 and $332,910,000, respectively. These assets were primarily comprised of net commercial mortgage loan participations totaling $323,267,000 and $323,762,000 as of the same dates. These loan participations were all acquired from the Bank. Equity for PFGI Capital was $332,920,000 and $332,596,000 as of March 31, 2004 and December 31, 2003, respectively.

RESULTS OF OPERATIONS

Interest Income

PFGI Capital’s primary source of revenue is interest income on its commercial mortgage loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $3,729,000 and $4,255,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The decrease in interest income for the first quarter of 2004 was a result of a lower average interest yield on the loan participation portfolio, which was 4.77% as of March 31, 2004, as compared to 5.20% at March 31, 2003.

Provision For Loan Participation Losses

The provision for loan participation losses is the charge to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. There was no provision for loan participation losses during the first three months of 2004 or 2003 as all loan participations were transferred to PFGI Capital with a reserve and there were no charge-offs.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Income and Expense

PFGI Capital did not record any noninterest income during the first quarter of 2004 or 2003. Noninterest expense of $208,000 was recognized during both three-month periods ended March 31, 2004 and 2003. Noninterest expense is comprised primarily of compensation paid to the Bank for loan servicing and management fees that totaled $176,000 and $182,000 during the first three months of 2004 and 2003, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.

Income Taxes

PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.

FINANCIAL CONDITION

Commercial Mortgage Loan Participations

As of March 31, 2004 and December 31, 2003, PFGI Capital had $323,267,000 and $323,762,000, respectively, of commercial mortgage loan participations, net of reserves. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets.

The following table shows the composition of the commercial mortgage loan participations by property type at March 31, 2004:

Property Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Office / Warehouse	74	$117,112	36.05%
Shopping / Retail	39	75,916	23.37
Apartments	39	48,944	15.06
Hotel / Motel	10	38,198	11.76
Residential Development	15	10,140	3.12
Healthcare Facilities	3	7,501	2.31
Other Commercial Propert	48	27,080	8.33

Total	228	$324,891	100.00%

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the loans underlying the commercial mortgage loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the commercial mortgage loan participations at March 31, 2004:

	Fixed Rate			Variable Rate
Interest Rate	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Under 5.00%	1	$228	0.75%	126	$226,179	76.82%
5.00% to 5.99%	5	11,531	37.83	25	24,264	8.24
6.00% to 6.99%	2	1,073	3.52	32	23,174	7.87
7.00% to 7.99%	5	9,725	31.90	16	7,054	2.40
Over 8.00%	7	7,925	26.00	9	13,738	4.67

	20	$30,482	100.00%	208	$294,409	100.00%

Interest Type	Number of Loans	Aggregate Principal Balance (In Thousands)		Percentage by Aggregate Principal Balance	Weighted Average Interest Rate
Fixed Rate Loans	20	$30,482		9.38%	7.08%
Variable Rate Loans	208	294,409		90.62	4.53

Total	228	$324,89	1	100.00%	4.77%

At March 31, 2004, 93% of the properties underlying the commercial mortgage loan participation interests of PFGI Capital were located in Ohio.

Other Assets

As of March 31, 2004 and December 31, 2003, PFGI Capital had cash of $11,420,000 and $8,088,000, respectively, in an interest bearing deposit account at the Bank. As of March 31, 2004, the account was yielding a rate of 1.00%.

Additionally, PFGI Capital had interest receivable of $980,000 and $1,019,000, and prepaid expenses of $25,000 and $41,000 as of March 31, 2004 and December 31, 2003, respectively.

Liabilities

PFGI Capital had accounts payable to the Bank of $2,764,000 and $314,000, and other payables of $8,000 and $0 as of March 31, 2004 and December 31, 2003, respectively.

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

Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. Approximately 93% of the loans underlying the participation interests are located in Ohio. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. “Office / Warehouse” and “Shopping / Retail” property types represent approximately 36% and 23% of the total loan participation balance, respectively. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table shows a progression of the reserve for loan participation losses for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Balance at Beginning of Period	$1,600	$3,250
Transferred Reserves, Net	24	(3)
Provision for Loan Losses	--	--
Loans Charged Off	--	--
Recoveries	--	--

Balance at End of Period	$1,624	$3,247

Net Charge-Offs to Average Commercial
Mortgage Loan Participations	0.00%	0.00%

Reserve for Loan Participation Losses to
Commercial Mortgage Loan Participations	0.50%	1.00%

Non-performing assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Commercial mortgage loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of March 31, 2004, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. As of March 31, 2004, no loan participations were delinquent more than ninety days.

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

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Holders of PFGI Capital’s Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. As 6,600,000 shares of Preferred Stock are outstanding, a cash dividend of $3,197,000 is expected to be paid each quarter.

PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s funds from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. For the four quarters ending March 31, 2004 this ratio stands at 128% due to the impact of the lower interest rate environment on the adjustable rate mortgage contracts. Management does not believe the shortfall constitutes a significant risk or has a negative impact on its ability to meet its dividend commitments, but is nevertheless reviewing its options to correct this shortfall. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A preferred stock, voting as a separate class.

As an alternative to distributing a cash dividend to its common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its shareholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common shareholder used the consent dividend procedure in 2003 and 2002. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PFGI Capital does not have any off-balance sheet arrangements, such as guarantees, retained or contingent interests, derivative instruments, or variable interests.

No table is provided for contractual obligations as PFGI Capital has no long-term debt obligations, capital lease obligations, operating lease obligations, purchased obligations or other long-term liabilities.

PFGI CAPITAL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At March 31, 2004, 9% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At March 31, 2004, PFGI Capital did not have any interest-rate-sensitive liabilities.

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

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 4.20%. As of March 31, 2004, the average weighted yield on loan participations was 4.77%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 57 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.

PFGI CAPITAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits filed:

        Exhibit 31.1 — Rule 13a-14(a)/15d-14(a), Certification of PrincipalExecutive Officer

        Exhibit 31.2 — Rule 13a-14(a)/15d-14(a), Certification of PrincipalFinancial Officer

        Exhibit 32.1 — Section 1350, Certification of Principal ExecutiveOfficer

        Exhibit 32.2 — Section 1350, Certification of Principal FinancialOfficer

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

PFGI Capital Corporation (Registrant)

Date: May 7, 2004

/s/Anthony M. Stollings Anthony M. Stollings Chief Financial Officer and Treasurer