Form 10-Q
period 2004-06-30
PFGI CAPITAL CORP
filed 2004-08-05
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
June 30, 2004	1-08019-01

PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419

One East Fourth Street, Cincinnati, Ohio 45202
Phone: (800)622-4204

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
(As of July 30, 2004)

PFGI CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PFGI CAPITAL CORPORATION
BALANCE SHEETS

(Dollars In Thousands)	June 30, 2004 (unaudited)	December 31, 2003
ASSETS
Commercial Mortgage Loan Participations	$ 313,542	$ 325,362
Commercial Loan Participations	11,358	--
Reserve for Loan Participation Losses	(1,625)	(1,600)

Net Loan Participations	323,275	323,762
Cash and Due From Banks	8,079	8,088
Interest Receivable	1,174	1,019
Accounts Receivable - The Provident Bank	825	--
Other Assets	21	41

TOTAL ASSETS	$ 333,374	$ 332,910

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts Payable - The Provident Bank	$ --	$ 314
Other Liabilities	16	--

Total Liabilities	16	314
Shareholders' Equity:
Series A Preferred Stock, $25 Stated Value,
6,600,000 Shares Authorized, Issued and Outstanding	165,000	165,000
Common Stock, $.01 Par Value, 5,940,000 Shares
Authorized, Issued and Outstanding	59	59
Capital Surplus	164,440	164,440
Retained Earnings	3,859	3,097

Total Shareholders' Equity	333,358	332,596

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 333,374	$ 332,910

See notes to financial statements.

PFGI CAPITAL CORPORATION
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2004	2003	2004	2003
Interest Income:
Interest on Loan Participations	$3,813	$4,051	$7,494	$8,284
Interest on Cash Deposit	44	41	92	63

Total Interest Income	3,857	4,092	7,586	8,347
Provision for Loan Participation Losses	--	--	--	--

Net Interest Income After Provision
for Loan Participation Losses	3,857	4,092	7,586	8,347
Noninterest Expense:
Loan Servicing Fees	98	100	196	201
Management Fees	79	79	157	160
Other Noninterest Expense	45	50	77	76

	222	229	430	437

Income Before Income Taxes	3,635	3,863	7,156	7,910
Income Taxes	--	--	--	--

Net Income / Comprehensive Income	$3,635	$3,863	$7,156	$7,910

Preferred Stock Dividends	$3,197	$3,197	$6,394	$6,394

Net Income Available to Common Shares	$ 438	$ 666	$ 762	$1,516

Per Common Share:
Basic	$ 0.07	$ 0.11	$ 0.13	$ 0.26
Diluted	$ 0.07	$ 0.11	$ 0.13	$ 0.26
Dividends	$ --	$ --	$ --	$ --

See notes to financial statements.

PFGI CAPITAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Total
Balance at January 1, 2003	$165,000	$59	$162,013	$ 1,443	$ 328,515
Dividends Paid on Preferred Stock				(6,394)	(6,394)
Net Income				7,910	7,910

Balance at June 30, 2003	$165,000	$59	$162,013	$ 2,959	$ 330,031

Balance at January 1, 2004	$165,000	$59	$164,440	$ 3,097	$ 332,596
Dividends Paid on Preferred Stock				(6,394)	(6,394)
Net Income				7,156	7,156

Balance at June 30, 2004	$165,000	$59	$164,440	$ 3,859	$ 333,358

See notes to financial statements.

PFGI CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Operating Activities:
Net Income	$ 7,156	$ 7,910
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Increase in Interest Receivable	(155)	(91)
(Increase) Decrease in Accounts Receivable
and Other Assets	(805)	150
Increase (Decrease) in Accounts Payable
and Other Liabilities	(298)	15

Net Cash Provided By
Operating Activities	5,898	7,984

Investing Activities:
Net Decrease in Loan Participations	487	74

Financing Activities:
Dividends Paid to Preferred Shareholders	(6,394)	(6,394)

Increase (Decrease) in Cash and Cash Equivalents	(9)	1,664
Cash at Beginning of Period	8,088	5,357

Cash and Cash Equivalents at End of Period	$ 8,079	$ 7,021

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$ --	$ --
Income Taxes	--	--

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

All of PFGI Capital’s common stock is owned by The Provident Bank (the Bank). Prior to July 1, 2004, the Bank was a wholly-owned subsidiary of Provident Financial Group, Inc. (Provident). Effective July 1, 2004, National City Corporation (National City) acquired Provident Financial Group pursuant to an Agreement and Plan of Merger by virtue of which, The Bank became a wholly-owned subsidiary of National City. National City is a financial holding company headquartered in Cleveland, Ohio. Under terms of the sale, Provident’s shareholders received 1.135 shares of National City common stock for each share of Provident common stock. National City is required to expressly assume Provident’s obligations under the PRIDES Forward Purchase Contracts. Holders of PRIDES Forward Purchase Contracts (as described in Note 5) will be required to purchase shares of National City common stock and the settlement rate has been adjusted to reflect the exchange ratio.

The Bank, an Ohio state-chartered member bank of the Federal Reserve System, provides full-service retail and commercial banking services. PFGI Capital and the Bank’s executive offices are located at One East Fourth Street, Cincinnati, Ohio 45202, and its Investors Relations telephone number is (800)622-4204.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited financial statements include accounts of PFGI Capital. PFGI Capital has no equity ownership in any other entities or interest in “variable interest entities”. These financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, the results of operations, changes in shareholders’ equity and cash flows for the periods presented. These financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission pertaining to Form 10-Q and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES

Participations in loans are generally purchased from the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. A reserve for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the reserve for those loans from PFGI Capital to the Bank. The reserve for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans during the first six months of 2004 or 2003.

The following table sets forth an analysis of the reserve for loan participation losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Balance at Beginning of Period	$1,624	$3,247	$1,600	$ 3,250
Transferred Reserves, Net	1	2	25	(1)
Provision for Loan Losses	--	--	--	--
Loans Charged Off	--	--	--	--
Recoveries	--	--	--	--

Balance at End of Period	$1,625	$3,249	$1,625	$ 3,249

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2004	2003	2004	2003
Net Income	$ 3,635	$ 3,863	$ 7,156	$ 7,910
Less Preferred Stock Dividends	(3,197)	(3,197)	(6,394)	(6,394)

Income Available to Common Shareholder	$ 438	$ 666	$ 762	$ 1,516

Weighted-Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$ 0.07	$ 0.11	$ 0.13	$ 0.26

NOTE 5. DESCRIPTION OF PRIDES

Each PRIDES has a stated amount of $25.00 per unit and is comprised of two components – a 3-year Forward Purchase Contract and PFGI Capital Series A Preferred Stock.

Each Forward Purchase Contract obligates the holder to buy, on August 17, 2005, for $25.00, a number of newly issued shares of Provident Common Stock equal to the settlement rate. Pursuant to the terms of the Forward Purchase Contracts, National City is required to expressly assume Provident’s obligations under the Forward Purchase Contracts and certain related agreements. Holders of Forward Purchase Contracts will be required to purchase shares of National City common stock and the settlement rate has been adjusted to reflect the exchange ratio. The settlement rate will be calculated as follows:

o	if the applicable market value of National City Common Stock is equal to or greater than $25.6033, the settlement rate will be 0.9764;

o	if the applicable market value of National City Common Stock is between $25.6033 and $21.5154, the settlement rate will be equal to the $25.00 stated amount divided by the applicable market value; and

o	if the applicable market value is less than or equal to $21.5154, the settlement rate will be 1.1620.

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

“Applicable market value” is defined as the average of the closing price per share of National City Common Stock on each of the twenty consecutive trading days ending on the fifth trading day immediately preceding August 17, 2005.

Under the Forward Purchase Contract, National City will also make quarterly contract adjustment payments to the PRIDES holders at an annualized rate of 1.25% of the stated amount ($0.3125 per share).

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

In connection with the settlement of the Forward Purchase Contract, National City has engaged a remarketing agent to remarket the PFGI Capital Preferred Stock on behalf of the holders, at which time the PFGI Preferred Stock will be permanently detached from the Forward Purchase Contract. Once the Forward Purchase Contract is settled, there will be two separate and distinct securities outstanding: PFGI Capital Preferred Stock and National City Common Stock. The proceeds received from the remarketing will be used by the holders of Preferred Stock to fulfill their commitment under the terms of the Forward Purchase Contract.

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

The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $196,000 and $201,000 for the first six months of 2004 and 2003, respectively.

A summary of loan participation activity between the Bank and PFGI Capital for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Principal Balance at Beginning of Period	$ 324,891	$ 324,744	$ 325,362	$ 325,005
Transfers of Loan Participations
From Bank to PFGI Capital	77,673	38,121	142,972	42,747
Loan Participation Advances	11,998	4,897	17,949	9,725
Transfer of Loan Participations
From PFGI Capital to the Bank	(39,767)	(6,054)	(96,383)	(11,126)
Loan Participation Payments	(49,895)	(36,778)	(65,000)	(41,421)

Principal Balance at End of Period	$ 324,900	$ 324,930	$ 324,900	$ 324,930

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital total $157,000 and $160,000 for the first six months of 2004 and 2003, respectively.

The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital.

As of June 30, 2004 and December 31, 2003, PFGI Capital had an interest-bearing deposit account of $8,079,000 and $8,088,000, respectively, at the Bank and a net receivable/(payable) of $825,000 and $(314,000), respectively, to the Bank.

NOTE 7. LEGAL CONTINGENCIES

On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended August 22, 2003 the case names as defendants Provident, PFGI Capital, Provident’s former President, Robert L. Hoverson and Provident’s former Chief Financial Officer, Christopher J. Carey, and is allegedly, on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action is based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleges violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It seeks an unspecified amount of compensatory damages.

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

PFGI CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE exists when (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) equity investors do not have the ability to make decisions about the entity’s activities through voting rights or do not have the obligation/right to absorb expected losses/residual returns of the entity; or (3) equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46 requires VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses and/or receives a majority of its expected residual returns as a result of holding variable interests. FIN 46 became effective for entities that have interest in special purpose entities for periods ending after December 15, 2003, and for all other types of VIEs for periods ending after March 15, 2004. As of June 30, 2004 and December 31, 2003, PFGI Capital did not hold any interest in VIEs, and therefore, the adoption of FIN 46 did not have a material impact on PFGI Capital’s results of operations or financial condition.

Also in December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). This SOP states that acquired loans should be recorded at their fair value defined as the present value of future cash flows. An allowance for loan losses would not be recognized at acquisition as credit losses would be considered in future cash flows. Subsequent increases in expected cash flows would be accounted for as a change in estimate of the accretable yield on a prospective basis. Subsequent decreases in cash flows would be accounted for as a loss contingency in the current period. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. Management will continue to evaluate the applicability of this SOP for prospective acquisitions.

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

PFGI Capital is a subsidiary of the Bank. All of PFGI Capital’s day-to-day activities and the servicing of the loans underlying its participation interests are administered by the Bank.

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

All of PFGI Capital’s Common Stock is owned by the Bank. Prior to July 1, 2004, the Bank was a wholly-owned subsidiary of Provident. Effective July 1, 2004, National City acquired Provident pursuant to an Agreement and Plan of Merger. National City is a financial holding company headquartered in Cleveland, Ohio. Under terms of the sale, Provident’s shareholders received 1.135 shares of National City common stock for each share of Provident common stock.

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

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

PFGI Capital reported net income available to common shareholders of $438,000, or $0.07 per common share, and $666,000, or $0.11 per common share, for the second quarters of 2004 and 2003, respectively. Cash dividends of $3,197,000, or $0.4844 per share, were paid to the Series A Preferred shareholders during the second quarters of 2004 and 2003. No cash dividends have been paid to the common shareholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.

For the first six months of 2004 and 2003, net income available to common shareholders was $762,000, or $0.13 per common share, and $1,516,000, or $0.26 per common share, respectively. Cash dividends of $6,394,000, or $0.9688 per share, were paid to the Series A Preferred shareholders during the first six months of 2004 and 2003.

At June 30, 2004 and December 31, 2003, PFGI Capital had total assets of $333,374,000 and $332,910,000, respectively. These assets were primarily comprised of net loan participations totaling $323,275,000 and $323,762,000 as of the same dates. These loan participations were all acquired from the Bank. Equity for PFGI Capital was $333,358,000 and $332,596,000 as of June 30, 2004 and December 31, 2003, respectively.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

PFGI Capital’s primary source of revenue is interest income on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $3,857,000 and $7,586,000 for the three-month and six-month periods ended June 30, 2004, respectively, as compared to $4,092,000 and $8,347,000 for the same periods of 2003. The decrease in interest income for the first half of 2004 was a result of a lower average interest yield on the loan participation portfolio, which was 4.79% for the six months ended June 30, 2004, as compared to 5.21% for the six months ended June 30, 2003.

Provision For Loan Participation Losses

The provision for loan participation losses is the charge to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. There was no provision for loan participation losses during the first six months of 2004 or 2003. All loan participations were transferred to PFGI Capital with a reserve for loan losses believed adequate to absorb anticipated losses and there has been no changes in estimates of anticipated losses during the first six months of 2004 and 2003.

Noninterest Income and Expense

PFGI Capital did not record any noninterest income during the first six months of 2004 or 2003. Noninterest expense of $222,000 and $430,000 was recognized during the three-month and six-month periods ended June 30, 2004, respectively, as compared to $229,000 and $437,000 for the same periods of 2003. Noninterest expense is comprised primarily of compensation paid to the Bank for loan servicing and management fees that totaled $177,000 and $353,000 during the three-month and six-month periods ended June 30, 2004, respectively, and $179,000 and $361,000 for the same periods of 2003. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.

Income Taxes

PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Loan Participations

As of June 30, 2004 and December 31, 2003, PFGI Capital had $323,275,000 and $323,762,000, respectively, of loan participations, net of reserves. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets.

The following table shows the composition of the loan participations by property type at June 30, 2004:

Property Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Office / Warehouse	71	$ 99,184	30.53%
Shopping / Retail	39	72,496	22.31
Apartments	39	65,926	20.29
Hotel / Motel	7	30,157	9.28
Residential Development	17	13,292	4.09
Commercial Loans	4	11,358	3.50
Healthcare Facilities	2	6,514	2.01
Other Commercial Properties	44	25,973	7.99

Total	223	$324,900	100.00%

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at June 30, 2004:

	Fixed Rate			Variable Rate
Interest Rate	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Under 5.00%	1	$ 221	0.43%	118	$219,756	80.39%
5.00% to 5.99%	5	11,446	22.21	28	18,851	6.90
6.00% to 6.99%	6	9,993	19.39	26	16,025	5.86
7.00% to 7.99%	7	11,610	22.53	10	5,120	1.87
Over 8.00%	13	18,265	35.44	9	13,613	4.98

	32	$51,535	100.00%	191	$273,365	100.00%

Interest Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Weighted Average Interest Rate
Fixed Rate Loans	32	$ 51,535	15.86%	7.32%
Variable Rate Loans	191	273,365	84.14	4.50

Total	223	$324,900	100.00%	4.95%

At June 30, 2004, 85% of the properties underlying the loan participation interests of PFGI Capital were located in Ohio.

Other Assets and Liabilities

As of June 30, 2004 and December 31, 2003, PFGI Capital had cash of $8,079,000 and $8,088,000, respectively, in an interest bearing deposit account at the Bank. As of June 30, 2004, the account was yielding a rate of 1.00%.

Additionally, PFGI Capital had interest receivable of $1,174,000 and $1,019,000, and prepaid expenses of $21,000 and $41,000 as of June 30, 2004 and December 31, 2003, respectively.

PFGI Capital had accounts receivable/(payable) to the Bank of $825,000 and $(314,000) as of June 30, 2004 and December 31, 2003, respectively.

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

Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. Approximately 85% of the loans underlying the participation interests are located in Ohio. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. “Office / Warehouse”, “Shopping / Retail” and Apartment property types represent approximately 31%, 22% and 20% of the total loan participation balance, respectively. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table shows a progression of the reserve for loan participation losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Balance at Beginning of Period	$ 1,624	$ 3,247	$ 1,600	$ 3,250
Transferred Reserves, Net	1	2	25	(1)
Provision for Loan Losses	--	--	--	--
Loans Charged Off	--	--	--	--
Recoveries	--	--	--	--

Balance at End of Period	$ 1,625	$ 3,249	$ 1,625	$ 3,249

Net Charge-Offs to Average
Loan Participations	0.00%	0.00%	0.00%	0.00%

Reserve for Loan Participation
Losses to Loan Participations	0.52%	1.00%	0.52%	1.00%

Non-performing assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of June 30, 2004, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. As of June 30, 2004, no loan participations were delinquent more than ninety days.

LIQUIDITY AND CAPITAL RESOURCES

The objective of maintaining liquidity within PFGI Capital is to ensure the availability of sufficient cash flows to meet all of PFGI Capital’s financial and dividend commitments. In managing liquidity, PFGI Capital takes into account various legal limitations placed on a REIT.

PFGI Capital’s principal liquidity needs are to maintain the loan participation portfolio size through the acquisition of additional loans as loans currently in the portfolio mature, or prepay, and to pay dividends to the holders of Preferred Stock and Common Stock. The acquisition of additional loan participations is intended to be funded with the proceeds obtained from the repayment of principal balances by individual borrowers. PFGI Capital does not anticipate any material capital expenditures.

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

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s funds from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. For the four quarters ending June 30, 2004 this ratio stands at 126% due to the impact of the lower interest rate environment on the adjustable rate mortgage contracts. Management does not believe the shortfall constitutes a significant risk or has a negative impact on its ability to meet its dividend commitments, but is nevertheless reviewing its options to correct this shortfall. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A preferred stock, voting as a separate class.

One strategy PFGI Capital employed was to increase the percentage of fixed rate interest rate loans from 9% at March 31, 2004 to 16% at June 30, 2004. The increase in fixed rate loans has not significantly impacted the overall loan portfolio’s interest rate sensitivity or the percentage of real estate assets to total assets.

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

PFGI CAPITAL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At June 30, 2004, 16% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At June 30, 2004, PFGI Capital did not have any interest-rate-sensitive liabilities.

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

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 4.20%. As of June 30, 2004, the average weighted yield on loan participations was 4.95%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 75 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.

PFGI CAPITAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended August 22, 2003 the case names as defendants Provident, PFGI Capital, Provident’s former President, Robert L. Hoverson and Provident’s former Chief Financial Officer, Christopher J. Carey, and is allegedly, on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action is based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleges violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It seeks an unspecified amount of compensatory damages.

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

PFGI CAPITAL CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant’s annual meeting of shareholders was held on May 25, 2004. The following matters were voted upon and approved by the shareholders as indicated below:

	Votes For	Votes Against	Votes Abstained
Election of the following directors:
(a) T. James Berry	5,940,000	0	0
(b) Christopher J. Carey	5,940,000	0	0
(c) Dett P. Hunter	5,940,000	0	0
(d) Mark E. Magee	5,940,000	0	0
(e) Robert W. Pompey	5,940,000	0	0
(f) J. David Rosenberg	5,940,000	0	0
(g) John E. Rubenbauer	5,940,000	0	0
(h) Anthony M. Stollings	5,940,000	0	0
(i) Tayfun Tuzun	5,940,000	0	0

Approval of Ernst & Young LLP as PFGI Capital's
independent public accountants for 2004	5,940,000	0	0

ITEM 5. OTHER INFORMATION

Effective July 1, 2004 National City acquired Provident. As of this date, National City owns all of the stock of the Bank which in turn owns all of the common stock of PFGI Capital. As a result of the acquisition, Christopher Carey resigned from PFGI Capital’s Board of Directors effective July 1, 2004, and Robert Pompey and Tayfun Tuzun resigned effective July 22, 2004.

At the July 22, 2004 Board of Directors meeting, the Directors accepted the resignations and appointed the following to the Board of Directors:

Susan M. Kinsey (age 39): Ms. Kinsey has been the Assistant Treasurer and a Senior Vice President at National City since December 2003. From December 2002 to December 2003, Ms. Kinsey was a Vice President and Group Audit Manager of Fifth Third Bank. Ms. Kinsey was a Senior Audit Manager for Deloitte & Touche from May 2002 to December 2002. Prior to this date, Ms. Kinsey was an Audit Principal with Arthur Andersen.

Darlene M. Lindsay (age 48): Ms. Lindsay has been Operations Director and a Vice President of the Bank since February 2004. From July 2002 to February 2004, Ms. Lindsey was Commercial Document Manager and a Vice President of the Bank. Ms. Lindsay served as Vice President and Senior Operations Manager at U.S. Bank prior to being employed by the Bank.

J.     Richard Jordan (age 57): Mr. Jordan has been a Vice President and Tax Consultant with National City since September 2000. From June 1999 to September 2000, Mr. Jordan was an Assistant Vice President with National City.

PFGI CAPITAL CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits filed:

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a), Certification of PrincipalExecutive Officer

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a), Certification of PrincipalFinancial Officer

Exhibit 32.1 — Section 1350, Certification of Principal ExecutiveOfficer

Exhibit 32.2 — Section 1350, Certification of Principal FinancialOfficer

(b)     Reports on Form 8-K:

Form 8-K (Item 12) filed on April 23, 2004 — Confirmation of Dividend Payment

Form 8-K (Item 1) filed on July 2, 2004 – Disclosure of the Change In Control of Registrant

Form 8-K (Item 12) filed on July 23, 2004 — Confirmation of Dividend Payment

All other items required in Part II of this form have been omitted since they are not applicable or not required.

PFGI CAPITAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation (Registrant)

Date: July 22, 2004

/s/Anthony M. Stollings Anthony M. Stollings Chief Financial Officer and Treasurer