Form 10-K
period 2004-12-31
PFGI CAPITAL CORP
filed 2005-03-31
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File
December 31, 2004	1-8019-01

PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
the Laws of Maryland	No. 04-3659419

1900 East Ninth Street, Cleveland, Ohio 44114

Phone: 1-800-622-4204

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

        All Common Stock is held by an affiliate of the registrant as of December 31, 2004. As of February 28, 2005, 5,940,000 shares of Common Stock at $.01 per share par value were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2004 is $0.

Documents Incorporated by Reference:

        Information Statement for the 2005 Annual Meeting of Stockholders (portions which are incorporated by reference into Part III hereof).

        Please address all correspondence to:

David J. Lucido
Chief Financial Officer and Treasurer
PFGI Capital Corporation
1900 East Ninth Street
Cleveland, Ohio 44114

PFGI CAPITAL CORPORATION

INDEX TO ANNUAL REPORT

ON FORM 10-K

PART I
ITEM 1	BUSINESS	1
ITEM 2	PROPERTIES	15
ITEM 3	LEGAL PROCEEDINGS	16
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17
ITEM 6	SELECTED FINANCIAL DATA	18
ITEM 7	MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	19
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	44
ITEM 9A	CONTROLS AND PROCEDURES	44

PART III
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	44
ITEM 11	EXECUTIVE COMPENSATION	44
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	44
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	44
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	44

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
	ON FORM 8-K	45

SIGNATURES		47

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations of the company and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; prepayments of loans with fixed interest rates resulting in reinvestment of the proceeds in loans with lower interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends; adverse economic and other developments in states where loans are concentrated; the possible exchange of Series A Preferred Stock for preferred shares of National City Bank at the direction of the Office of the Comptroller of the Currency if The Bank becomes undercapitalized; the failure of PFGI Capital Corporation to maintain its status as a REIT for federal income tax purposes; significant changes in accounting, tax, or regulatory practices or requirements; and factors noted in connection with forward-looking statements. Additionally, borrowers of loan participations could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause differences from expectations in the level of defaults, changes in risk characteristics of the loan participation portfolio, and changes in the provision for loan participation losses. PFGI Capital Corporation undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

        All of PFGI Capital’s Common Stock is owned by National City Bank, a wholly owned subsidiary of National City Corporation, a financial holding company headquartered in Cleveland Ohio (National City). Prior to March 5, 2005, all of PFGI Capital’s Common Stock was owned by The Provident Bank, a wholly-owned subsidiary of Provident Financial Group, Inc. (Provident) prior to July 1, 2004. Effective July 1, 2004, National City Corporation acquired Provident pursuant to an Agreement and Plan of Merger under which The Provident Bank became a wholly-owned subsidiary of National City Corporation. On March 5, 2005, The Provident Bank was merged into National City Bank.

        Under terms of the merger, Provident’s shareholders received 1.135 shares of National City common stock for each share of Provident common stock. National City has assumed Provident’s obligations under the PRIDES Forward Purchase Contracts. Holders of PRIDES Forward Purchase Contracts will be required to purchase shares of National City common stock and the settlement rate has been adjusted to reflect the exchange ratio.

        Unless specifically referenced, references in this document relative to the Bank refer to The Provident Bank prior to March 5, 2005 and National City Bank thereafter.

        Copies of National City’s Form 10-K and all other SEC filings by National City may be obtained, without charge, by contacting Investor Relations at (216) 222-9849 or (800) 622-4204. These reports may also be obtained via the Internet at the web sites of National City at http://www.nationalcity.com, and the Securities and Exchange Commission (SEC) at http://www.sec.gov.

        PFGI Capital and National City’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114. Directors and officers of PFGI Capital are:

T. James Berry — Director (Member of Audit and Compensation Committees)
Linda K. Erkkila — Director and Secretary (Member of Executive Committee)
Dett Hunter — Director (Member of Audit and Compensation Committees)
J. Richard Jordan — Director, Vice President and Assistant Secretary
Susan M. Kinsey — Director and President (Member of Executive Committee)
Darlene M. Lindsay — Director and Vice President
David J. Lucido — Director, Chief Financial Officer and Treasurer
J. David Rosenberg — Director (Member of Executive, Audit and Compensation Committees)
John E. Rubenbauer — Director

(1)

   The Registrar and Transfer Agent of PFGI Capital is:National City Bank
1900 East Ninth Street
Cleveland, Ohio 44114
Phone: 1-800-622-6757

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

        Although PFGI Capital has the authority to acquire interests in an unlimited number of mortgage assets from unaffiliated third parties, all of PFGI Capital’s interests in mortgage and other assets were acquired from the Bank, pursuant to the participation agreement between the Bank and PFGI Capital. The Bank either originated the mortgage assets or acquired them as part of the acquisition of other financial institutions. PFGI Capital may also acquire from time to time a limited amount of additional non-mortgage-related securities. PFGI Capital has no present plans or expectations to purchase mortgage assets or other assets from unaffiliated third parties.

        PFGI Capital’s participation interests do not entitle PFGI Capital to retain any portion of any late payment charges or penalties, assumption fees or conversion fees collected and retained by the Bank in connection with the loans underlying PFGI Capital’s participation interests serviced by the Bank.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

        In order to qualify as a REIT under the Internal Revenue Code, at least 75% of the total value of PFGI Capital’s assets must, broadly speaking, consist of real estate assets, which includes: residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans; mortgage-backed securities eligible to be held by REITs; cash; cash equivalents which includes receivables and government securities; and other real estate assets. PFGI Capital refers to these types of assets as REIT qualifying assets. PFGI Capital may invest up to 25% of the value of its total assets in other types of securities (within the meaning of the Investment Company Act). Under the Investment Company Act, the term “security” is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Internal Revenue Code also generally requires that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% by value of the total assets of PFGI Capital. In addition, under the Internal Revenue Code, PFGI Capital generally may not own more than 10% of the voting securities nor more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test.

(2)

        As of December 31, 2004, nearly 100% of PFGI Capital’s assets were invested in REIT Qualifying Assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer. PFGI Capital’s assets consisted of the following at December 31, 2004:

Type of Asset	Amount (In Thousands)	Percentage of Total Assets
Loan Participations	$324,196	96.6%
Reserve for Participation Losses	(1,021)	(0.3)
Interest Bearing Deposit with Bank	10,803	3.2
Interest Receivable on Loan Participations	1,087	0.3
Other Assets	691	0.2

Total Assets	$335,756	100.0%

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

        Loan Participations: PFGI Capital holds participation interests in commercial mortgage loans that are secured by real property such as: office buildings; multi-family properties of five units or more; industrial, warehouse and self-storage properties; office and industrial condominiums; retail space; strip shopping centers; mixed use commercial properties; mobile home parks; nursing homes; hotels and motels; churches and farms. Commercial mortgage loans may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity. Additionally, apart from the Bank’s commercial mortgage loan origination guidelines, there is no requirement regarding the percentage of any commercial real estate property that must be leased at the time PFGI Capital acquires a participation interest in a commercial mortgage loan secured by such property nor are commercial mortgage loans required to have third party guarantees. Commercial properties, particularly industrial and warehouse properties, generally are subject to relatively greater environmental risks than non-commercial properties. This gives rise to increased costs of compliance with environmental laws and regulations. The Bank may be affected by environmental liabilities related to the underlying real property, which could exceed the value of the real property. Although the Bank has exercised, and will continue to exercise, due diligence to discover potential environmental liabilities prior to PFGI Capital’s acquisition of any participation interests in loans secured by such property, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during PFGI Capital’s ownership of the participation interests. There can be no assurance that the Bank would not incur full recourse liability for the entire cost of any removal and clean-up on a property it acquired in foreclosure, that the cost of removal and clean-up would not exceed the value of the property, or that the Bank could recoup any of the costs from any third party. Even though PFGI Capital intends to sell back to the Bank the participation interest in any loan prior to foreclosure, the discovery of these liabilities and any associated costs could have a material adverse effect on the fair value of that loan, and therefore PFGI Capital may not recover any or all of its investment in the underlying loan.

(3)

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

        Other Assets: “Cash and Due From Banks” on the Balance Sheet represent cash received by the Bank from borrowers for the payment of principal and interest on the underlying loans deposited in a demand deposit account of the Bank for PFGI Capital. These funds are available for the purchase of additional participation interests, payment of dividends and other operating expenses of PFGI Capital.

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

(4)

        o substantially all of PFGI Capital’s mortgage assets and other authorized investments are interest-earning;

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

        As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the years ended December 31, 2004, 2003, and for the period from June 12 to December 31, 2002, PFGI Capital and its common stockholder have agreed to use the consent dividend procedure. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.

        Under certain circumstances, including any determination that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency will have the authority to issue an order that restricts PFGI Capital’s ability to make dividend payments to PFGI Capital’s stockholders, including holders of PFGI Capital Series A preferred stock. The exercise of these powers to restrict dividends on PFGI Capital Series A preferred stock would also have the effect of restricting PFGI Capital’s ability to pay dividends on its Common Stock and affect its status as a REIT.

Conflict of Interests and Related Policies

        The Bank controls 90% of the voting power of PFGI Capital’s outstanding securities. Accordingly, the Bank will continue to have the right to elect all of PFGI Capital’s directors, including PFGI Capital’s independent directors, other than the two additional independent directors to be elected by the holders of PFGI Capital Series A preferred stock if PFGI Capital fails to pay quarterly dividends of $.484375 per share on PFGI Capital Series A preferred stock for at least six consecutive dividend periods. In addition, PFGI Capital’s officers and six of its directors are also officers and/or employees of National City, the Bank or its affiliates. Because of the nature of PFGI Capital’s relationship with National City and the Bank, it is likely that conflicts of interest will arise with respect to certain transactions because National City, the Bank and their affiliates have interests which are not identical to those of PFGI Capital.

(5)

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

        National City, the owner of all the Bank’s common shares, may have investment goals and strategies that differ from those of the holders of shares of PFGI Capital Series A preferred stock. Nevertheless, PFGI Capital’s investment and operating strategies will largely be directed by National City and the Bank. In addition, neither National City nor the Bank has a policy addressing treatment of new business opportunities. Thus, new business opportunities identified by National City or the Bank may be directed to affiliates other than PFGI Capital.

        PFGI Capital is dependent on the diligence and skill of the officers and employees of the Bank for the selection and structuring of the loans underlying PFGI Capital’s participation interests and PFGI Capital’s other authorized investments. Management will select the amount, type, and price of loan participation interests and other assets which PFGI Capital will acquire from the Bank and its affiliates. PFGI Capital anticipates that it will continue to acquire all or substantially all of its assets from National City, the Bank or its affiliates. To date, all participation interests have been transferred at the Bank’s carrying value, which the parties believe approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. At December 31, 2004, approximately 85% of the loan participations are adjustable rate loans. Substantially all of the loans underlying both the fixed rate and adjustable rate participations are current on principal and interest payments. Neither PFGI Capital nor the Bank has obtained any third-party valuations, nor does PFGI Capital intend to do so in the future. Although PFGI Capital has adopted certain policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved from time to time at the discretion of the board of directors without a vote of PFGI Capital’s stockholders. Changes in or exceptions made to these policies could permit PFGI Capital to acquire lower quality assets.

(6)

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

(7)

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

        Underwriting Standards: In connection with the acquisition of commercial mortgage loan participations by PFGI Capital, the Bank represents to PFGI Capital that substantially all of the commercial mortgage loans underlying the participation interests acquired by PFGI Capital were originated generally in accordance with underwriting policies customarily employed by the Bank during the period in which the commercial mortgage loans were originated. It is the policy of the Bank to make commercial mortgage loans primarily in the geographic areas in which the Bank is doing business, normally a l00-mile radius of Cincinnati, Dayton, Columbus and Cleveland, Ohio. The Bank avoids transactions perceived to have unacceptably high risk, as well as excessive industry, type of collateral and other concentrations. It is the policy of the Bank that no more than two-thirds of the Bank’s commercial mortgage loans cover properties that are not stabilized at any one time.

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

(8)

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

        Asset Acquisition and Disposition Policies: PFGI Capital adopted the policy of purchasing from the Bank or its affiliates participation interests generally in commercial mortgage loans that:

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

(9)

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

        PFGI Capital has a policy of not acquiring any participation interest in any loan that constitutes more than 9% of the total book value of PFGI Capital’s assets at the time of acquisition.

        PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s funds from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Series A preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. As of December 31, 2004 this ratio stands at 125% due to the impact of the lower interest rate environment on the adjustable rate mortgage loans. Management does not believe the shortfall constitutes a significant risk or has a negative impact on its ability to meet its dividend commitments. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A preferred stock, voting as a separate class.

        Credit Risk Management Policies: The Bank represents to PFGI Capital that at least 95% of the participation interests acquired in the future will represent commercial mortgage loans in which the Bank has a first lien position and will be originated by National City, the Bank, one of its affiliates or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards generally applied by or substantially similar to those applied by the Bank at the time of origination for its own account. The Bank also represents to PFGI Capital that all loans will be serviced by or through the Bank pursuant to the participation agreement, which requires servicing in conformity with any loan servicing guidelines promulgated by PFGI Capital.

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

(10)

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

        PFGI Capital may, under certain circumstances, purchase PFGI Capital Series A preferred stock and other stock in the open market or otherwise. PFGI Capital intends to redeem any of its preferred stock which participates in the remarketing in 2005.

        PFGI Capital intends to distribute to its stockholders, in accordance with the Exchange Act, annual reports containing financial statements prepared in accordance with generally accepted accounting principles and audited by PFGI Capital’s independent registered public accounting firm. PFGI Capital’s charter provides that it will maintain PFGI Capital’s status as a reporting company under the Exchange Act for so long as any of PFGI Capital Series A preferred stock is outstanding and held by unaffiliated stockholders.

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

        Under the participation agreement, the Bank has the right in its discretion to give consents, waivers and modifications of the loan documents to the same extent as if the loans were wholly owned by the Bank; provided, however, that the Bank may not do the following without the written consent of an officer or director:

(11)

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

        The Bank, in its role as servicer under the terms of the participation agreement, receives a servicing fee designed as a reimbursement for costs incurred to service the underlying loans. PFGI Capital will pay the Bank a monthly servicing fee equal to (i) 1/12 multiplied by (ii) .125% multiplied by the average daily outstanding principal balance of the loans of PFGI Capital during each such calendar month. Based on these formulas, PFGI Capital paid the Bank servicing compensation of $398,000, $401,000, and $221,000 for the years ended December 31, 2004, 2003, and for the period June 12 to December 31, 2002, respectively. The participation agreement does not limit or cap the servicing fees payable to the Bank. Other than the compensation referred to in this paragraph, and the management fee referred to in “Business: Other Management Policies and Programs — Management”, PFGI Capital pays no other compensation to the Bank or its affiliates. The Bank does, however, receive certain non-compensation benefits from its relationship with PFGI Capital.

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

(12)

        Prior to foreclosure of any commercial mortgage loan underlying PFGI Capital’s participation interests acquired by it from the Bank or its affiliates, PFGI Capital currently intends to try to sell the participation interest in the underlying commercial mortgage loan back to the Bank. The Bank will then bear all expenses related to the foreclosure after that time.

Management

        The day-to-day operations of PFGI Capital will be managed pursuant to the terms of the management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, will receive a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. PFGI Capital will pay the Bank a monthly management fee equal to (i) 1/12 multiplied by (ii) .10% multiplied by the average daily outstanding principal balance of the loans of PFGI Capital during each such calendar month. Based on these formulas, PFGI Capital paid the Bank management compensation of approximately $318,000, $320,000, and $177,000 for the years ended December 31, 2004, 2003, and for the period June 12 to December 31, 2002, respectively. No specific term is specified in the management agreement, and the management agreement may be terminated by mutual agreement of the parties at any time, without penalty. Due to the relationship between the Bank and PFGI Capital, PFGI Capital does not anticipate that the management agreement will be terminated by either party in the foreseeable future.

Employees

        PFGI Capital has five executive officers. PFGI Capital does not anticipate that PFGI Capital will require any employees because employees of the Bank and its affiliates are servicing the loans and managing the day-to-day operations and affairs of PFGI Capital under the participation and management agreements. All of PFGI Capital’s officers are also officers and/or employees of National City and/or the Bank. PFGI Capital intends to maintain corporate records and audited financial statements that are separate from those of National City and the Bank.

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

(13)

Regulatory Matters

        The Bank, a nationally-chartered bank, and its subsidiaries, including PFGI Capital, are subject to supervision and examination by the Office of the Comptroller of the Currency. In addition to the impact of federal regulation, the Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Overview of the Prides

        In June of 2002, PFGI Capital issued 6,600,000 units of PRIDES to the public for $165,000,000. The proceeds of this issuance were used to purchase commercial mortgage loan participations from the Bank. Each PRIDES is comprised of a unit consisting of:

    (1)        a forward purchase contract pursuant to which (a) the holder will agree to purchase, and National City will agree to sell, for $25, newly issued shares of National City common stock on or before August 17, 2005, the number or fraction of which will be determined by the settlement rate described below, based on an average trading price of National City common stock for a period preceding that date; and (b) National City will make unsecured contract adjustment payments to the holder at a rate of 1.25% of the stated amount per year, paid quarterly, subject to National City’s right to defer these payments, and

    (2)        one share of PFGI Capital Series A preferred stock with a liquidation preference of $25, on which PFGI Capital will pay dividends on a non-cumulative basis at the rate of 7.75%.

        Each forward purchase contract obligates the holder to buy, on August 17, 2005, for $25.00, a number of newly issued shares of National City common stock equal to the settlement rate. The settlement rate will be calculated as follows:

        o if the applicable market value of National City common stock is equal to or greater than $25.6033, the settlement rate will be .9764;

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

(14)

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

        Each share of PFGI Capital’s preferred stock will be automatically exchanged for one newly issued share of Bank Series A preferred stock upon the occurrence of an exchange event. An exchange event occurs when:

        o the Bank becomes less than “adequately capitalized” according to regulations established by the Office of the Comptroller of the Currency;

        o the Bank is placed into conservatorship or receivership;

        o the Office of the Comptroller of the Currency, in its sole discretion, directs such exchange in writing, and, even if the Bank is not less than “adequately capitalized,” the Office of the Comptroller of the Currency anticipates the Bank becoming less than “adequately capitalized” in the near term; or

        o the Office of the Comptroller of the Currency, in its sole discretion, directs such exchange in writing in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

ITEM 2. PROPERTIES

None

(15)

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

        National City has reached a tentative agreement with the plaintiffs to settle this matter. The negotiated settlement is pending court approval. PFGI Capital will not have any obligation to the plaintiffs under the tentative settlement. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter

(16)

ITEM II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no public trading market for PFGI Capital’s Common Stock as the Bank owns all of the 5,940,000 shares of its outstanding Common Stock. As an alternative to distributing a common dividend in cash, PFGI Capital has the option of distributing to the Bank, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the years ended December 31, 2004, 2003, and for the period June 12 to December 31, 2002, PFGI Capital and the Bank have agreed to use the consent dividend procedure. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.

        PFGI Capital has 6,600,000 shares of Series A Preferred Stock issued and outstanding. The proceeds of this issuance were used by PFGI Capital to purchase commercial mortgage loan participations from the Bank. One share of Series A Preferred Stock is included within each PRIDES and is not traded separately from the PRIDES. For more information regarding the Series A Preferred Stock and the Prides, see the section entitled “Overview of the Prides” included in ITEM 1. For the years ended December 31, 2004 and 2003, PFGI Capital paid dividends on the Series A Preferred Stock of $12,788,000, and its parent paid contract adjustment payments of $2,062,000. For the period of June 12 to December 31, 2002, PFGI Capital paid dividends of $5,541,000 on the Series A Preferred Stock and its parent paid contract adjustment payments of $894,000. On February 17, 2005, dividends of $3,197,000 and a contract adjustment payment of $516,000 were paid on the Series A Preferred Stock. A discussion of limitations and restrictions on the payment of dividends by PFGI Capital is contained under Note 8 included in “Notes to Financial Statements.”

        The PRIDES are traded on the New York Stock Exchange under the symbol “PCE_pi.” The following table sets forth, for the periods indicated, the high, low and period end closing sales prices as reported on the New York Stock Exchange.

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High Close	$39.28	$38.85	$36.20	$37.20	$31.00	$28.15	$26.65	$28.70
Low Close	37.00	35.10	34.00	30.60	27.75	25.45	22.24	22.44
Period End Close	38.15	37.96	35.35	36.00	30.76	27.55	26.25	22.55

At March 9, 2005, there were 566 holders of record of the PRIDES.

A report of purchases of equity securities is not required for this period.

(17)

ITEM 6. SELECTED FINANCIAL DATA

        The information presented below represents selected financial data relative to PFGI Capital for the years ended December 31, 2004 and 2003, and for the period from June 12, 2002 (commencement of operations) to December 31, 2002.

(Dollars in Thousands Except Per Share Amounts)	2004	2003	2002
Earnings for Period Ended:
Interest Income	$16,216	$16,073	$10,065
Provision for Loan Participation Losses	(600)	(1,654)	--
Noninterest Expense	868	858	448
Net Income Before Preferred Dividends	15,948	16,869	9,617
Net Income Available to Common Shares	3,160	4,081	4,076
Basic and Diluted Net Income Per Common Share	0.53	0.69	0.69
Preferred Stock Cash Dividends Paid	12,788	12,788	5,541
Common Stock Consent Dividends	2,560	2,427	2,633
Consent Dividends Per Common Share	0.43	0.41	0.44
Average Yield on Earning Assets	4.86%	4.83%	5.51%
Selected Balances at December 31:
Loan Participation Interests,
Net of Reserve for Loan Participation Losses	$323,175	$323,762	$321,755
All Other Assets	12,581	9,148	6,760
Total Assets	335,756	332,910	328,515
Series A Preferred Stock	165,000	165,000	165,000
Common Stock and Other Equity Items	170,756	167,596	163,515

(18)

PFGI CAPITAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        PFGI Capital’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its stockholders. Since operations commenced in June 2002, PFGI Capital has been operating as a REIT for federal income tax purposes.

        PFGI Capital is a subsidiary of the Bank, which is owned by National City. All of PFGI Capital’s day-to-day activities and the servicing of the loans underlying its participation interests are administered by the Bank.

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

        PFGI Capital reported net income and net income available to common stockholders of $15,948,000 and $3,160,000, respectively, for the year ended December 31, 2004, $16,869,000 and $4,081,000, respectively, for the year ended December 31, 2003, and $9,617,000 and $4,076,000, respectively, for the period June 12 to December 31, 2002. Earnings per common share were $0.53, $0.69, and $0.69 for 2004, 2003, and 2002, respectively. Cash dividends of $12,788,000 were paid to the Series A Preferred stockholders during 2004 and 2003. Cash dividends of $5,541,000 were paid in 2002. Consent dividends of $2,560,000, $2,427,000, and $2,633,000 were considered to be paid to the common stockholders and contributed back to the REIT for 2004, 2003 and 2002, respectively.

        At December 31, 2004 and 2003, PFGI Capital had total assets of $335,756,000 and $332,910,000, respectively. These assets were primarily comprised of net commercial loan participations totaling $323,175,000 and $323,762,000 at year-end 2004 and 2003, respectively. All loan participations were acquired from the Bank. Equity for PFGI Capital was $335,756,000 and $332,596,000 as of December 31, 2004 and 2003, respectively.

(19)

RESULTS OF OPERATIONS

Interest Income

        PFGI Capital’s primary source of revenue is interest income on its commercial mortgage loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $16,216,000 and $16,073,000 for the years ended December 31, 2004 and 2003, respectively, and $10,065,000 for the period from June 12 to December 31, 2002. PFGI Capital’s average yield on total earnings assets was 4.86%, 4.83%, and 5.51% during these same periods. The decrease in average yield in 2004 and 2003 compared to 2002 is due to the effect of a low interest rate environment on PFGI Capital’s variable rate loan participations.

        The following table provides average balances, along with their related interest income and average rate earned for earning assets, for the years ended December 31, 2004 and 2003, and for the period from June 12 to December 31, 2002.

	Year Ended December 31, 2004			Year Ended December 31, 2003			June 12 to December 31, 2002
(Dollars in Thousands)	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate
ASSETS:
Interest Earning Assets:
Loan Participations	$316,223	$16,024	5.07%	$320,289	$15,942	4.98%	$317,668	$9,967	5.64%
Deposit Account with Bank	17,328	192	1.11%	12,149	131	1.08%	11,045	98	1.60%

Total Interest Earning Assets	333,551	$16,216	4.86%	332,438	$16,073	4.83%	328,713	$10,065	5.51%

Reserve for Loan Participation Losses	(1,274)			(3,203)			(3,130)
Other Noninterest Earning Assets	1,435			845			1,760

Total Assets	$333,712			$330,080			$327,343

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest Bearing Liabilities	$5			$5			$760
Stockholders' Equity	333,707			330,075			326,583

Total Liabilities and
Stockholders' Equity	$333,712			$330,080			$327,343

Provision For Loan Participation Losses

        The provision for loan participation losses is the charge to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the portfolio of loan participations. In 2004 and 2003, PFGI had a negative provision for loan participation losses of $600,000 and $1,654,000, respectively, as it was determined that the reserve for participation losses was higher than needed based on management’s estimate of inherent losses. For the period June 12 to December 31, 2002, no provision for loan losses was required.

Noninterest Income and Expense

        PFGI Capital did not record any noninterest income for the years ended December 31, 2004, 2003, or for the period June 12 to December 31, 2002. Noninterest expense of $868,000, $858,000, and $448,000 was recognized during these same periods. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For the years ended December 31, 2004 and 2003, loan servicing fees were $398,000 and $401,000, respectively, and management fees were $318,000 and $320,000, respectively. For the period June 12 to December 31, 2002, loan servicing fees were $221,000 and management fees were $177,000. On an annual basis, loan servicing fees are assessed at a rate of .125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of .10% of the average daily outstanding balance of loan participations.

(20)

Income Taxes

        PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not currently subject to income taxes.

FINANCIAL CONDITION

Loan Participations

        As of December 31, 2004 and 2003, PFGI Capital had $323,175,000 and $323,762,000 of loan participations, net of reserves, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets.

        The following table shows the composition of the loan participations by property type at December 31, 2004:

Property Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Shopping / Retail	39	$ 78,531	24.22%
Office / Warehouse	60	57,864	17.85
Apartments	34	28,382	8.75
Hotel / Motel	6	24,788	7.65
Residential Development	18	16,333	5.04
Healthcare Facilities	3	14,037	4.33
Other Commercial Properties	93	104,261	32.16

Total	253	$324,196	100.00%

(21)

        Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at adjustable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at December 31, 2004:

	Fixed Rate			Adjustable Rate
Interest Rate	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance
Under 5.00%	6	$2,470	5.00%	64	$110,027	40.04%
5.00% to 5.99%	8	8,459	17.12	97	118,339	43.07
6.00% to 6.99%	14	19,728	39.94	39	34,356	12.50
7.00% to 7.99%	10	12,939	26.19	7	1,984	0.72
Over 8.00%	4	5,802	11.75	4	10,092	3.67

	42	$49,398	100.00%	211	$274,798	100.00%

Interest Type	Number of Loans	Aggregate Principal Balance (In Thousands)	Percentage by Aggregate Principal Balance	Weighted Average Interest Rate
Fixed Rate Loans	42	$49,398	15.24%	6.96%
Adjustable Rate Loans	211	274,798	84.76	5.41

Total	253	$324,196	100.00%	5.64%

Other Assets and Liabilities

        As of December 31, 2004 and 2003, PFGI Capital had cash of $10,803,000 and $8,088,000, respectively, in an interest bearing deposit account at the Bank. As of year-end 2004, the account was yielding a rate of 2.188%

        Additionally, PFGI Capital had interest receivable of $1,087,000 and $1,019,000, accounts receivable/(payable) of $657,000 and ($314,000), and prepaid expenses of $34,000 and $41,000 as of December 31, 2004 and 2003, respectively.

INTEREST RATE RISK MANAGEMENT

        PFGI Capital’s income consists primarily of interest income on participation interests in commercial mortgage loans. PFGI Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, PFGI Capital may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding participation interests. Further information regarding market risk can be found under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this report.

(22)

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

        Holders of PFGI Capital’s Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. The dividend rate on PFGI Capital’s Preferred Stock which participates in the remarketing will be reset in 2005. Dividends on Preferred Stock which is not remarketed will continue at 7.75% per annum.

        As an alternative to distributing a common dividend in cash, PFGI Capital has the option of distributing to the Bank, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. For information regarding the consent dividend procedure, see ITEM 5. For the years ended December 31, 2004, 2003 and for the period June 12 to December 31, 2002, PFGI Capital and the Bank have agreed to use the consent dividend procedure. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.

        On March 23, 2005, PFGI Capital’s Board of Directors authorized the repurchase of up to 3 million shares of its Preferred Stock.

        A discussion of limitations and restrictions on the payment of dividends is provided in Note 8 included in “Notes to Financial Statements.”

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

(23)

CRITICAL ACCOUNTING POLICIES

        Note 1 to the “Notes to Financial Statements” lists significant accounting policies used in the development and presentation of PFGI Capital’s financial statements. However, the “Reserve for Loan Participation Losses” policy is considered to be critical due to the level of sensitivity and subjectivity of its underlying accounting estimates.

        PFGI Capital’s exposure to credit risk is managed through its use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive property type and business activity concentrations. National City’s credit administration function employs extensive risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of National City and PFGI Capital with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the reserve for loan participation losses, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.

        Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. Approximately 73% of the loans underlying the participation interests are located in Ohio as of December 31, 2004. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and may affect the ability of borrowers to make payments of principal and interest on the underlying loans. “Shopping / Retail” and “Office / Warehouse” property types represent approximately 24% and 18% of the total loan participation balance, respectively, as of year-end 2004. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

(24)

        The following table shows a progression of the reserve for loan participation losses for the years ended December 31, 2004 and 2003:

(In Thousands)	2004	Year Ended December 31, 2003
Balance at Beginning of Period	$1,600	$3,250
Transferred Reserves, Net	21	4
Provision for Loan Losses	(600)	(1,654)
Loans Charged Off	--	--
Recoveries	--	--

Balance at End of Period	$1,021	$1,600

Net Charge-Offs to Average
Loan Participations	0.00%	0.00%

Reserve for Loan Participation Losses to
Loan Participations	0.31%	0.49%

        Non-performing assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Commercial mortgage loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of December 31, 2004 and 2003, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. Additionally, no loan participations were delinquent ninety days or more as of December 31, 2004 and 2003.

(25)

PFGI CAPITAL CORPORATION

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At December 31, 2004, 15% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At December 31, 2004, PFGI Capital did not have any interest-rate-sensitive liabilities.

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

        An earnings simulation model is provided by National City to analyze PFGI Capital’s net interest income sensitivity to movements in interest rates. The model evaluates the effect on net interest income by running various interest rate scenarios up and down from a flat rate scenario. Based on the results of the simulation model, net interest income would change by the following over the next 12-month period:

	2004		2003
100 Basis Points Decrease	(6.51%)		(5.11%)
100 Basis Points Increase	6.51%		5.09%
200 Basis Points Decrease	(13.0	2%)	n/a
200 Basis Points Increase	13.02%		10.04%

        Due to the low interest rate environment in 2003, nothing beyond a 100 basis point decrease was simulated.

        In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 4.20%. As of December 31, 2004, the average weighted yield on loan participations was 5.64%. Assuming that the investment in participation interests remain level, yields on loan participations would have to decrease by 144 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.

(26)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(27)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PFGI Capital Corporation

        We have audited the accompanying balance sheets of PFGI Capital Corporation as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFGI Capital Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
March 23, 2005

(28)

PFGI CAPITAL CORPORATION BALANCE SHEETS
	December 31,
(Dollars In Thousands Except Per Share Data)	2004	2003
ASSETS:
Commercial Mortgage Loan Participations	$324,196	$325,362
Reserve for Loan Participation Losses	(1,021)	(1,600)

Net Loan Participations	323,175	323,762
Cash and Due From Banks	10,803	8,088
Interest Receivable	1,087	1,019
Accounts Receivable - Bank	657	--
Other Assets	34	41

TOTAL ASSETS	$335,756	$332,910

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts Payable - Bank	$--	$314
Stockholders' Equity:
Series A Preferred Stock, $25 Stated Value,
6,600,000 Shares Authorized, Issued and Outstanding	165,000	165,000
Common Stock, $.01 Par Value, 5,940,000 Shares
Authorized, Issued and Outstanding	59	59
Capital Surplus	167,000	164,440
Retained Earnings	3,697	3,097

Total Stockholders' Equity	335,756	332,596

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$335,756	$332,910

See notes to financial statements

(29)

PFGI CAPITAL CORPORATION STATEMENTS OF INCOME
	Year Ended December 31,		June 12 to December 31,
(In Thousands Except Per Share Data)	2004	2003	2002
Interest Income:
Interest on Loan Participations	$16,024	$15,942	$9,967
Interest on Cash Deposit	192	131	98

Total Interest Income	16,216	16,073	10,065
Provision (Benefit) for Loan Participation Losses	(600)	(1,654)	--

Net Interest Income After Provision
for Loan Participation Losses	16,816	17,727	10,065
Noninterest Expense:
Loan Servicing Fees	398	401	221
Management Fees	318	320	177
Other Noninterest Expense	152	137	50

	868	858	448

Income Before Income Taxes	15,948	16,869	9,617
Income Taxes	--	--	--

Net Income / Comprehensive Income	$15,948	$16,869	$9,617

Preferred Stock Dividends	$12,788	$12,788	$5,541

Net Income Available to Common Shares	$3,160	$4,081	$4,076

Basic Earnings Per Common Share	$0.53	$0.69	$0.69
Diluted Earnings Per Common Share	$0.53	$0.69	$0.69
Consent Dividends Per Common Share	$0.43	$0.41	$0.44

See notes to financial statements

(30)

PFGI CAPITAL CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In Thousands Except Per Share Data)
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Total
Balance at June 12, 2002	$--	$-	$--	$--	$--
Issuance of Common Stock
(5,940,000 Shares)		59	164,941		165,000
Issuance of Preferred Stock
(6,600,000 Shares)	165,000				165,000
Offering Costs of Preferred Stock			(5,561)		(5,561)
Preferred Stock Dividends
($0.8396 Per Share)				(5,541)	(5,541)
Common Stock Consent Dividend
($0.4433 Per Share)				(2,633)	(2,633)
Contribution of Consent Dividend			2,633		2,633
Net Income				9,617	9,617

Balance at December 31, 2002	$165,000	$59	$162,013	$1,443	$328,515

Preferred Stock Dividends
($1.9375 Per Share)				(12,788)	(12,788)
Common Stock Consent Dividend
($0.4087 Per Share)				(2,427)	(2,427)
Contribution of Consent Dividend			2,427		2,427
Net Income				16,869	16,869

Balance at December 31, 2003	$165,000	$59	$164,440	$3,097	$332,596

Preferred Stock Dividends
($1.9375 Per Share)				(12,788)	(12,788)
Common Stock Consent Dividend
($0.4087 Per Share)				(2,560)	(2,560)
Contribution of Consent Dividend			2,560		2,560
Net Income				15,948	15,948

Balance at December 31, 2004	$165,000	$59	$167,000	$3,697	$335,756

See notes to financial statements

(31)

PFGI CAPITAL CORPORATION STATEMENTS OF CASH FLOWS
	Year Ended December 31,		June 12 to December 31,
(In Thousands)	2004	2003	2002
Operating Activities:
Net Income	$15,948	$16,869	$9,617
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Participation Losses	(600)	(1,654)	0
(Increase) Decrease in Interest Receivable	(68)	88	(1,107)
(Increase) Decrease in Accounts Receivable
and Other Assets	(650)	255	(296)
Increase (Decrease) in Accounts Payable
and Other Liabilities	(314)	314	--

Net Cash Provided by Operating Activities	14,316	15,872	8,214
Investing Activities:
Net Decrease (Increase) in Loan Participations	1,187	(353)	(156,755)

Net Cash Provided By (Used In) Investing Activities	1,187	(353)	(156,755)
Financing Activities:
Proceeds from Issuance of Preferred Stock	--	--	165,000
Offering Costs of Preferred Stock	--	--	(5,561)
Cash Dividends Paid	(12,788)	(12,788)	(5,541)

Net Cash (Used In) Provided By Financing Activities	(12,788)	(12,788)	153,898

Increase in Cash and Cash Equivalents	2,715	2,731	5,357
Cash and Cash Equivalents at Beginning of Period	8,088	5,357	--

Cash and Cash Equivalents at End of Period	$10,803	$8,088	$5,357

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$--	$--	$--
Income Taxes	--	--	--
Non-Cash Activity:
Exchange of Common Stock for Loan Participations	--	--	165,000

See notes to financial statements

(32)

PFGI CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

        The following is a summary of significant accounting policies for PFGI Capital:

        ORGANIZATION: PFGI Capital Corporation (PFGI Capital) is a Maryland corporation that was incorporated on May 9, 2002 and began operations on June 12, 2002 as a subsidiary of The Provident Bank. On July 1, 2004, The Provident Bank was acquired by National City Corporation. All of PFGI Capital’s Common Stock is presently owned by National City Bank (the Bank) while its Series A Preferred Stock is owned by outside investors. The principal business objective of PFGI Capital is to acquire, hold, and manage commercial mortgage loan assets and other authorized investments that will generate net income for distribution to PFGI Capital’s stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT). As a REIT, PFGI Capital generally is not liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.

        The Bank, a nationally-chartered bank, is a wholly owned subsidiary of National City Corporation (National City) and provides full-service retail and commercial banking operations.

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

        BUSINESS SEGMENTS: As PFGI Capital’s operations consist of acquiring, holding and managing loan participations, management views its financial condition and results of operations as one business segment.

        LOAN PARTICIPATIONS: PFGI Capital holds participation interests in commercial mortgage loans that are secured by real property such as office buildings; multi-family properties of five units or more; industrial, warehouse and self-storage properties; office and industrial condominiums; retail space; strip shopping centers; mixed use commercial properties; mobile home parks; nursing homes; hotels and motels; churches and farms. Loan participations are generally stated at the principal amount outstanding. Interest on loan participations is computed on the outstanding principal balance. Late charges and other loan fees are not transferred to PFGI Capital, but rather, kept by the Bank as part of its loan servicing fees. Any premium or discount applicable to specific loans purchased is amortized over the remaining lives of such loans using the interest method. Loans are generally placed on nonaccrual status when the payment of principal or interest is past due 90 days or more. However, loans that are well secured and in the process of collection may not be placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received and collection of principal is considered reasonably assured.

(33)

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

        RESERVE FOR LOAN PARTICIPATION LOSSES: The reserve for loan participation losses is maintained at a level management estimates as necessary to absorb losses inherent in the loan participation portfolio. When PFGI Capital purchases loan participations from the Bank, a reserve for loan participation losses is transferred from the Bank to PFGI Capital. The reserve is increased whenever further deterioration of the credit quality of the portfolio occurs and decreased whenever credit quality improves. Loans deemed uncollectible are charged off and deducted from the reserve and recoveries on loans previously charged off are added back to the reserve. Loans sold back to the Bank are accompanied by a transfer of the reserve for those loans from PFGI Capital to the Bank.

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

        Common stockholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid. Both the Common and Preferred Stock dividends are treated as ordinary income to the stockholders.

        As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the years ended December 31, 2004 and 2003, PFGI Capital and its common stockholder have agreed to use the consent dividend procedure. As a result, PFGI Capital will have additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.

(34)

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the FASB issued revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE exists when (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) equity investors do not have the ability to make decisions about the entity’s activities through voting rights or do not have the obligation/right to absorb expected losses/residual returns of the entity; or (3) equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46 requires VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses and/or receives a majority of its expected residual returns as a result of holding variable interests. FIN 46 became effective for entities that have interest in special purpose entities for periods ending after December 15, 2003, and for all other types of VIEs for periods ending after March 15, 2004. As of December 31, 2004, PFGI Capital did not hold any interest in VIEs, and therefore, the adoption of FIN 46 did not have a material impact on PFGI Capital’s results of operations or financial condition.

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

(35)

Note 3. LOAN PARTICIPATIONS AND RESERVE FOR LOAN PARTICIPATION LOSSES

        Participations in loans are generally purchased from the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. A reserve for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the reserve for those loans from PFGI Capital to the Bank. The reserve for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI did not have any nonperforming assets or impaired loans during 2004 or 2003.

        At December 31, 2004 and 2003, 73% and 93%, respectively, of the properties underlying the loan participation interests of PFGI Capital were located in Ohio. Because of the concentration of PFGI Capital’s interests in Ohio, in the event of adverse economic, political or business conditions or natural hazards in Ohio, PFGI Capital would likely experience higher rates of loss and delinquency on PFGI Capital’s loan participation interests than if the underlying loans were more geographically diversified.

        The following table sets forth an analysis of the reserve for loan participation losses for the years ended December 31, 2004 and 2003:

(In Thousands)	2004	Year Ended December 31, 2003
Balance at Beginning of Period	$1,600	$3,250
Transferred Reserves, Net	21	4
Provision for Loan Losses	(600)	(1,654)
Loans Charged Off	--	--
Recoveries	--	--

Balance at End of Period	$1,021	$1,600

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

(36)

        The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2004 and 2003, and for the period from June 12, 2002 to December 31, 2002:

	Year Ended December 31,		June 12 to December 31,
(In Thousands, Except Per Share Data)	2004	2003	2002
Net Income	$15,948	$16,869	$9,617
Less Preferred Stock Dividends	(12,788)	(12,788)	(5,541)

Income Available to Common Stockholder	$3,160	$4,081	$4,076

Weighted-Average Common Shares Outstanding	5,940	5,940	5,940
Basic and Diluted Earnings Per Share	$0.53	$0.69	$0.69

NOTE 5. DESCRIPTION OF PRIDES

        Each PRIDES has a stated amount of $25.00 per unit and is comprised of two components – a 3-year forward purchase contract and PFGI Capital Series A Preferred Stock.

        Each forward purchase contract obligates the holder to buy, on or before August 17, 2005, for $25.00, a number of newly issued shares of National City common stock equal to the settlement rate. The settlement rate will be calculated as follows:

        o if the applicable market value of National City common stock is equal to or greater than $25.6033, the settlement rate will be .9764;

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

        Holders of PFGI Capital’s Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the stockholders, voting as a single class with the holders of Common Stock. The holders of Preferred Stock will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the initial liquidation preference which is $25.00 per share ($1.9375 per share). Dividends on the Preferred Stock will be payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, or if any such day is not a business day, on the next business day. The Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution.

(37)

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

        Each share of PFGI Capital’s Preferred Stock will be automatically exchanged for one newly issued share of Bank Series A Preferred Stock upon the occurrence of an exchange event. An exchange event occurs when:

        o the Bank becomes less than “adequately capitalized” according to regulations established by the Office of the Comptroller of the Currency;

        o the Bank is placed into conservatorship or receivership;

        o the Office of the Comptroller of the Currency, in its sole discretion, directs such exchange in writing, and, even if the Bank is not less than “adequately capitalized,” the Office of the Comptroller of the Currency anticipates the Bank becoming less than “adequately capitalized” in the near term; or

        o the Office of the Comptroller of the Currency, in its sole discretion, directs such exchange in writing in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

        On March 23, 2005, PFGI Capital’s Board of Directors authorized the repurchase of up to 3 million shares of its Preferred Stock.

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

(38)

        The participation agreement also provides for the Bank to service the commercial mortgage loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balances of the commercial mortgage loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $398,000, $401,000, and $221,000 for the years ended December 31, 2004, 2003, and for the period from June 12 to December 31, 2002, respectively.

        A summary of loan participation activity between the Bank and PFGI Capital for the years ended December 31, 2004 and 2003 follows:

	Year Ended December 31,
(In Thousands)	2004	2003
Balance at Beginning of Period	$325,362	$325,005
Transfers of Loan Participations
From Bank to PFGI Capital	328,351	117,529
Loan Participation Advances	25,392	19,412
Transfer of Loan Participations
From PFGI Capital to the Bank	(197,712)	(52,347)
Loan Participation Payments	(157,197)	(84,237)

Balance at End of Period	$324,196	$325,362

        The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balances of the commercial mortgage loans underlying the participation interests. Management fees incurred by PFGI Capital was $318,000, $320,000, and $177,000 for the years ended December 31, 2004, 2003, and for the period from June 12 to December 31, 2002, respectively.

        The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank is entitled to all common dividends paid by PFGI Capital.

        As of December 31, 2004 and 2003, PFGI Capital had an interest-bearing deposit account of $10,803,000 and $8,088,000, respectively, at the Bank and a net receivable/(payable) of $657,000 and ($314,000), respectively, from the Bank.

(39)

NOTE 7. FAIR VALUE OF FINANCIAL INTRUMENTS

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

	2004		2003
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Commercial Mortgage Loan Participations	$324,196	$329,906	$325,362	$329,029
Less: Reserve for Loan Participation Losses	(1,021)	--	(1,600)	--

Net Commercial Mortgage Loan Participations	323,175	329,906	323,762	329,029
Cash and Due From Banks	10,803	10,803	8,088	8,088

        The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:

        o Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

        o Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets’ fair values.

NOTE 8. DIVIDEND RESTRICTIONS

        Because PFGI Capital is a direct subsidiary of the Bank, regulatory authorities will have the right to examine PFGI Capital and PFGI Capital’s activities and, under certain circumstances, to impose restrictions on the Bank or PFGI Capital. If the Office of the Comptroller of the Currency determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of shares of PFGI Capital Series A preferred stock.

(40)

        Payment of dividends on PFGI Capital’ Series A preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At December 31, 2004 and 2003, the Bank’s total risk-based capital ratio was 11.84% and 12.26%, respectively, its Tier 1 risk-based capital ratio was 8.61% and 9.12%, respectively, and its leverage ratio was 6.67% and 7.00%, respectively. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital Series A preferred stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of preferred stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

        Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A preferred stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2004, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2005 of approximately $873 million plus an additional amount equal to its net income through the date of declaration in 2005. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A preferred stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

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

(41)

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

        National City has reached a tentative agreement with the plaintiffs to settle this matter. The negotiated settlement is pending court approval. PFGI Capital will not have any obligation to the plaintiffs under the tentative settlement. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows.

(42)

NOTE 10. QUARTERLY RESULTS OF OPERATIONS - (Unaudited)

        The following are quarterly results of operations for PFGI Capital for the years ended December 31, 2004 and 2003, and for the period from June 12, 2002 to December 31, 2002:

(In Thousands, Except Per Share Data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2004:
Interest Income	$4,469	$4,161	$3,857	$3,729
Provision (Benefit) for Loan Participation Losses	(600)	--	--	--

Net Interest Income After Provision
for Loan Participation Losses	5,069	4,161	3,857	3,729
Noninterest Expense	213	225	222	208

Income Before Income Taxes	4,856	3,936	3,635	3,521
Income Taxes	--	--	--	--

Net Income	$4,856	$3,936	$3,635	$3,521

Preferred Stock Dividends	$3,197	$3,197	$3,197	$3,197

Net Income Available to Common Shares	$1,659	$739	$438	$324

Per Common Share:
Basic and Diluted Earnings	$0.28	$0.12	$0.07	$0.05
Dividends	$0.43	$--	$--	$--

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2003:
Interest Income	$3,825	$3,901	$4,092	$4,255
Provision (Benefit) for Loan Participation Losses	(1,654)	--	--	--

Net Interest Income After Provision
for Loan Participation Losses	5,479	3,901	4,092	4,255
Noninterest Expense	211	210	229	208

Income Before Income Taxes	5,268	3,691	3,863	4,047
Income Taxes	--	--	--	--

Net Income	$5,268	$3,691	$3,863	$4,047

Preferred Stock Dividends	$3,197	$3,197	$3,197	$3,197

Net Income Available to Common Shares	$2,071	$494	$666	$850

Per Common Share:
Basic and Diluted Earnings	$0.35	$0.08	$0.11	$0.14
Dividends	$0.41	$--	$--	$--

	Fourth Quarter	Third Quarter	June 12 to June 30
2002:
Interest Income	$4,331	$4,846	$888
Provision for Loan Participation Losses	--	--	--

Net Interest Income After Provision
for Loan Participation Losses	4,331	4,846	888
Noninterest Expense	195	197	56

Income Before Income Taxes	4,136	4,649	832
Income Taxes	--	--	--

Net Income	$4,136	$4,649	$832

Preferred Stock Dividends	$5,541	$--	$--

Net (Loss) Income Available to Common Shares	$(1,405)	$4,649	$832

Per Common Share:
Basic and Diluted Earnings	$(0.24)	$0.78	$0.1	4
Dividends	$0.44	$--	$--

        Quarterly earnings per share do not necessarily add to the year-to-date amounts due to rounding.

(43)

PFGI CAPITAL CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

        Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2004 were effective in ensuring material information required to be disclosed in the Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in PFGI Capital’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

        Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

        There have been no significant changes in PFGI Capital’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

PART III

        Items 10 through 14 are incorporated by reference to PFGI Capital’s definitive information statement to be filed with the Commission pursuant to Regulation 14C within 120 days after the close of PFGI Capital’s fiscal year ending December 31, 2004:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED
STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(44)

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

(45)

        10.3 Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

        11.0 Statement re computation of per share earnings incorporated by reference to Note 4 of the Notes to Financial Statements of this report.

        12.0 Statement of Computation of Ratio of Earnings to Fixed Charges attached to this report

        14.0 Code of Conduct and Ethics is provided in the investor relations page of National City’s web site at www.nationalcity.com and is available in print to any stockholder upon request.

        23.0 Consent of Independent Registered Public Accounting Firm attached to this report.

        24.0 Power of Attorney for Director’s signatures attached to this report.

        31.1 Sarbanes-Oxley Act Section 302, Certification of Chief Executive Officer attached to this report.

        31.2 Sarbanes-Oxley Act Section 302, Certification of Chief Financial Officer attached to this report.

        32.1 Section 1350 Certification of Principal Executive Officer attached to this report.

        32.2 Section 1350 Certification of Principal Financial Officer attached to this report.

(b)   Reports on Form 8-K:

        Form 8-K (Items 2.02, 5.02, 8.01, and 9.01) filed on October 20, 2004 — Announcement of Third Quarter 2004 Financial Results and Confirmation of Dividend Payment

        Form 8-K (Items 2.02, 8.01, and 9.01) filed on January 19, 2005 – Announcement of Fourth Quarter 2004 Financial Results and Confirmation of Dividend Payment

(46)

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, PFGI Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFGI Capital Corporation

/s/ Susan M. Kinsey
Susan M. Kinsey
President
March 31, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PFGI Capital Corporation and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Susan M. Kinsey *	Director and President	March 31, 2005
Susan M. Kinsey	(Principal Executive Officer)
/s/ T. James Berry *	Director	March 31, 2005
T. James Berry
/s/ Dett Hunter *	Director	March 31, 2005
Dett Hunter
/s/ Linda K. Erkkila *	Director and Secretary	March 31, 2005
Linda K. Erkkila
/s/ Darlene M. Lindsay *	Director, Vice President	March 31, 2005
Darlene M. Lindsay
/s/ J. David Rosenberg *	Director	March 31, 2005
J. David Rosenberg
/s/ John E. Rubenbauer *	Director	March 31, 2005
John E. Rubenbauer
/s/ David J. Lucido *	Director, Chief Financial	March 31, 2005
David J. Lucido	Officer and Treasurer
/s/ J. Richard Jordan *	Director, Vice President	March 31, 2005
J. Richard Jordan	and Assistant Secretary

        * Linda K. Erkkila, as attorney-in-fact, signs this report on behalf of the above-named officers and directors pursuant to powers of attorney duly executed by such officers and directors empowering Linda K. Erkkila, Susan M. Kinsey or David J. Lucido to sign on their behalf.

/s/ Linda K. Erkkila *
Linda K. Erkkila, attorney-in-fact

(47)