Form 10-Q
period 2005-03-31
PFGI CAPITAL CORP
filed 2005-05-11
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
March 31, 2005	1-08019-01

PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419

1900 East Ninth Street, Cleveland, Ohio 44114
Phone: (800) 622-4204

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value = 5,940,000
Series A Preferred Stock, $25.00 Stated Value = 6,600,000
(As of April 30, 2005)

Quarter Ended March 31, 2005

Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED MARCH 31, 2005

     All reports filed electronically by PFGI Capital Corporation (PFGI Capital) with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on National City Corporation’s Web site at www.NationalCity.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	(Unaudited)
(Dollars in Thousands)	March 31, 2005	December 31, 2004

Assets
Loan Participations	$325,154	$324,196
Allowance for Loan Participation Losses	(947)	(1,021)

Net Loan Participations	324,207	323,175
Cash and Due from Banks	10,321	10,803
Interest Receivable	1,880	1,087
Other Assets	749	691

Total Assets	$337,157	$335,756

Liabilities
Other Liabilities	$—	$—

Total Liabilities	—	—

Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized, Issued and Outstanding	$165,000	$165,000
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	167,000	167,000
Retained Earnings	5,098	3,697

Total Stockholders’ Equity	337,157	335,756

Total Liabilities and Stockholders’ Equity	$337,157	$335,756

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31
(In Thousands, Except Per Share Data)	2005	2004

Interest Income:
Interest on Loans Participations	$4,642	$3,681
Interest on Cash Deposit	82	48

Total Interest Income	4,724	3,729
(Benefit) Provision for Loan Participation Losses	(78)	—

Net Interest Income After (Benefit) Provision for Loan Participation Losses	4,802	3,729
Noninterest Expense:
Loan Servicing Fees	101	98
Management Fees	81	78
Other Noninterest Expense	22	32

Total Noninterest Expense	204	208

Income Before Income Taxes	4,598	3,521
Income Taxes	—	—

Net Income	4,598	3,521

Preferred Stock Dividends	3,197	3,197

Net Income Available to Common Shares	$1,401	$324

Per Common Share
Basic	$.24	$.05
Diluted	.24	.05
Dividends	—	—

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Operating Activities
Net Income	$4,598	$3,521
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Benefit) Provision for Loan Participation Losses	(78)	—
(Increase) Decrease in Interest Receivable	(793)	39
(Increase) Decrease in Accounts Receivable and Other Assets	(58)	16
Increase in Accounts Payable and Other Liabilities	—	2,458

Net Cash Provided by Operating Activities	3,669	6,034

Investing Activities
Net (Increase) Decrease in Loan Participations	(954)	495

Net Cash (Used In) Provided by Investing Activities	(954)	495

Financing Activities
Dividends Paid to Preferred Stockholders	(3,197)	(3,197)

Net Cash Used In Financing Activities	(3,197)	(3,197)

Net (Decrease) Increase in Cash and Cash Equivalents	(482)	3,332
Cash and Cash Equivalents at Beginning of Period	10,803	8,088

Cash and Cash Equivalents at End of Period	$10,321	$11,420

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—

See notes to financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2004	$165,000	$59	$164,440	$3,097	$332,596
Net Income/Comprehensive Income				3,521	3,521
Dividends Paid on Preferred Stock				(3,197)	(3,197)

Balance at March 31, 2004	$165,000	$59	$164,440	$3,421	$332,920

Balance at January 1, 2005	$165,000	$59	$167,000	$3,697	$335,756
Net Income/Comprehensive Income				4,598	4,598
Dividends Paid on Preferred Stock				(3,197)	(3,197)

Balance at March 31, 2005	$165,000	$59	$167,000	$5,098	$337,157

See notes to financial statements.

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

All of PFGI Capital’s Common Stock is owned by National City Bank (the Bank) while its Series A Preferred Stock is owned by outside investors. The Bank, a nationally chartered bank, is a wholly-owned subsidiary of National City Corporation (National City) and provides full-service retail and commercial banking services. PFGI Capital’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114, and its Investors Relations telephone number is (800) 622-4204.

Prior to March 5, 2005, all of PFGI Capital’s Common Stock was owned by The Provident Bank, which was a wholly-owned subsidiary of Provident Financial Group, Inc. (Provident) prior to July 1, 2004. Effective July 1, 2004, National City acquired Provident pursuant to an Agreement and Plan of Merger under which The Provident Bank became a wholly-owned subsidiary of National City. On March 5, 2005, The Provident Bank was merged into National City Bank. Unless specifically referenced, references in this document relative to the Bank refer to the Provident Bank prior to March 5, 2005 and National City Bank thereafter.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited financial statements include accounts of PFGI Capital. PFGI Capital has no equity ownership in any other entities or interest in “variable interest entities”.

Use of Estimates: The accounting and reporting policies of PFGI Capital conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update PFGI Capital’s 2004 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Allowance for Loan Participation Losses: The allowance for loan participation losses is maintained at a level management estimates as necessary to absorb losses inherent in the loan participation portfolio. When PFGI Capital purchases loan participations from the Bank, an allowance for loan participation losses is transferred from the Bank to PFGI Capital. The allowance is increased whenever further deterioration of the credit quality of the portfolio occurs and decreased whenever credit quality improves. Loans deemed uncollectible are charged off and deducted from the allowance and recoveries on loans previously charged off are added back to the allowance. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank.

Management’s determination of the adequacy of the allowance is based on an assessment of the inherent loss potential given the conditions at the time. This assessment consists of certain loans being evaluated on an individual basis, as well as all loans being categorized based on common characteristics related to the allowance factors and being evaluated as a group. Loans reviewed on an individual basis include large non-homogeneous credits where their internal credit rating is at or below a predetermined classification. Loans not individually reviewed are segmented by characteristics related to the allowance factors. Analyses are performed on segments of the portfolio based upon trends in delinquencies, charge-offs, economic factors and business strategies. Adequacy factors may be adjusted based on changes in expected potential losses in a particular segment.

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

Loan Foreclosures: Prior to foreclosure of any commercial mortgage loan, PFGI Capital intends to sell the participation interest in the underlying loan back to the Bank. The Bank will then bear all expenses related to the foreclosure.

Income Taxes: PFGI Capital has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code and therefore is not subject to income taxes. No provision for income taxes is included in the accompanying financial statements.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). This SOP states that acquired loans should be recorded at their fair value defined as the present value of future cash flows. An allowance for loan losses would not be recognized at acquisition as credit losses would be considered in future cash flows. Subsequent increases in expected cash flows would be accounted for as a change in estimate of the accretable yield on a prospective basis. Subsequent decreases in cash flows would be accounted for as a loss contingency in the current period. SOP 03-03 was adopted by PFGI Capital for loans acquired after January 1, 2005. The adoption of this standard did not have a material impact on PFGI Capital’s financial condition, results of operations or liquidity.

NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES

Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value. Carrying value is the principal amount outstanding plus accrued interest. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans during the first three months of 2005 or 2004.

The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Balance at Beginning of Period	$1,021	$1,600
Transferred Allowance, Net	4	24
(Benefit) Provision for Loan Participation Losses	(78)	—
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Period	$947	$1,624

NOTE 5. EARNINGS PER COMMON SHARE

Basic earnings per common share is the amount of earnings for the period available to each share of PFGI Capital Common Stock (Common Stock) outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of Common Stock outstanding during the reporting period adjusted for the potential issuance of Common Stock for stock options, convertible debt, etc. The earnings available to each share of Common Stock have been reduced by any Series A Preferred Stock dividend. PFGI Capital has no stock options or convertible debt or other potential equity instruments and therefore basic and diluted earnings per share are calculated on the same basis. The Bank owns all of the issued and outstanding Common Stock of PFGI Capital.

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31
(In Thousands, Except Per Share Data)	2005	2004

Net Income	$4,598	$3,521
Less Preferred Stock Dividends	(3,197)	(3,197)

Income Available to Common Stockholders	$1,401	$324

Weighted Average Common Shares Outstanding	5,940	5,940

Basic and Diluted Earnings Per Share	$.24	$.05

NOTE 6. DESCRIPTION OF PRIDES

Each PRIDES has a stated amount of $25.00 per unit and is comprised of two components – a Forward Purchase Contract and PFGI Capital Series A Preferred Stock.

Each Forward Purchase Contract obligates the holder to buy, on or before August 17, 2005, for $25.00, a number of newly issued shares of National City common stock equal to the settlement rate. Pursuant to the terms of the merger (see Note 1), National City has assumed Provident’s obligations under the Forward Purchase Contracts and certain related agreements. Holders of Forward Purchase Contracts will be required to purchase shares of National City common stock and the settlement rate has been adjusted to reflect the exchange ratio. The settlement rate will be calculated as follows:

•	if the applicable market value of National City common stock is equal to or greater than $25.6033, the settlement rate will be 0.9764;

•	if the applicable market value of National City common stock is between $25.6033 and $21.5154, the settlement rate will be equal to the $25.00 stated amount divided by the applicable market value; and

•	if the applicable market value is less than or equal to $21.5154, the settlement rate will be 1.1620.

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

Each share of PFGI Capital’s Preferred Stock will be automatically exchanged for one newly issued share of Bank Series A Preferred Stock upon the occurrence of an exchange event. An exchange event occurs when:

•	the Bank becomes less than “adequately capitalized” according to regulations established by the Office of the Comptroller of the Currency;

•	the Bank is placed into conservatorship or receivership;

•	the Office of the Comptroller of the Currency, in its sole discretion, directs such exchange in writing, and, even if the Bank is not less than “adequately capitalized,” the Office of the Comptroller of the Currency anticipates the Bank becoming less than “adequately capitalized” in the near term; or

•	the Office of the Comptroller of the Currency, in its sole discretion, directs such exchange in writing in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Preferred Stock. In May 2005, PFGI Capital repurchased 664,400 shares of such stock for a total cost of $18 million.

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

The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $101,000 and $98,000 for the first three months of 2005 and 2004, respectively.

A summary of loan participation activity between the Bank and PFGI Capital follows:

Three Months Ended
(In Thousands)	March 31, 2005

Principal Balance at Beginning of Period	$324,196
Transfers of Loan Participations from the Bank to PFGI Capital	420,213
Loan Participation Advances	1,296
Transfers of Loan Participations from PFGI Capital to the Bank	(394,709)
Loan Participation Payments	(25,842)

Principal Balance at End of Period	$325,154

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $81,000 and $78,000 for the first three months of 2005 and 2004, respectively.

The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital.

As of March 31, 2005 and December 31, 2004, PFGI Capital had an interest-bearing deposit account of $10,321,000 and $10,803,000, respectively, at the Bank and a net receivable of $731,000 and $657,000, respectively, from the Bank.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values and estimated fair values for certain financial instruments as of March 31, 2005 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for most of PFGI Capital’s assets, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of PFGI Capital. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management’s implementation of its program to manage overall interest rate risk. It is not management’s intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

(In Thousands)	March 31, 2005
	Carrying	Fair
	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$325,154	$331,507
Less: Allowance for Loan Participation Losses	(947)	—

Net Commercial Mortgage Loan Participations	324,207	331,507

Cash and Due From Banks	10,321	10,321

The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:

•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets’ fair values.

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

Payment of dividends on PFGI Capital’ Series A Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At March 31, 2005, the Bank’s total risk-based capital ratio was 10.43%, its Tier 1 risk-based capital ratio was 7.07%, and its leverage ratio was 7.13%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital Series A Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At March 31, 2005, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2005 of approximately $911 million plus an additional amount equal to its net income through the date of declaration in 2005. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

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

National City has reached a tentative agreement with the plaintiffs to settle this matter. The negotiated settlement is pending court approval. PFGI Capital will not have any obligation to the plaintiffs under the tentative settlement. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows, assuming the proposed settlement is approved by the court.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PFGI Capital is a Maryland corporation that was incorporated on May 9, 2002. PFGI Capital’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its stockholders. PFGI Capital is operating as a REIT for federal income tax purposes.

All of PFGI Capital’s Common Stock is owned by National City Bank (the Bank). Prior to March 5, 2005, all of PFGI Capital’s Common Stock was owned by The Provident Bank, which was a wholly-owned subsidiary of Provident Financial Group, Inc. (Provident) prior to July 1, 2004. Effective July 1, 2004, National City Corporation (National City) acquired Provident pursuant to an Agreement and Plan of Merger under which The Provident Bank became a wholly-owned subsidiary of National City. On March 5, 2005, The Provident Bank was merged into National City Bank. Unless specifically referenced, references in this section relative to the Bank refer to the Provident Bank prior to March 5, 2005 and National City Bank thereafter.

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

EARNINGS SUMMARY

PFGI Capital reported net income available to common stockholders of $1,401,000, or $.24 per common share, and $324,000, or $0.05 per common share, for the first quarters of 2005 and 2004, respectively. Cash dividends of $3,197,000, or $0.4844 per share, were paid to the Series A Preferred stockholders during the first quarters of 2005 and 2004. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.

At March 31, 2005 and December 31, 2004, PFGI Capital had total assets of $337,157,000 and $335,765,000 respectively. These assets were primarily comprised of net loan participations totaling $324,207,000 and $323,175,000 as of the same dates. These loan participations were all acquired from the Bank. Equity for PFGI Capital was $337,157,000 and $335,756,000 as of March 31, 2005 and December 31, 2004, respectively.

RESULTS OF OPERATIONS

Interest Income

PFGI Capital’s primary source of revenue is interest income on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $4,724,000 and $3,729,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in interest income was due to a higher yield on loan participations, which was 6.64% for the three months ended March 31, 2005, compared to 4.77% in the prior period.

Provision For Loan Participation Losses

The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. A benefit of $78,000 was recognized during the three months ended March 31, 2005. There was no provision or benefit for loan participation losses recognized during the three months ended March 31, 2004. All loan participations were transferred to PFGI Capital with an allowance for loan losses believed adequate to absorb anticipated losses.

Noninterest Income and Expense

PFGI Capital recorded no noninterest income during the first three months of 2005 or 2004. Noninterest expense of $204,000 and $208,000 was recognized during the three-month periods ended March 31, 2005 and 2004, respectively. Noninterest expense is comprised primarily of compensation paid to the Bank for loan servicing and management fees that totaled $182,000 and $176,000 during the three-month periods ended March 31, 2005 and 2004, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.

Income Taxes

PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.

FINANCIAL CONDITION

Loan Participations

As of March 31, 2005 and December 31, 2004, PFGI Capital had $324,207,000 and $323,175,000, respectively, of loan participations, net of an allowance for loan participation losses. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets.

The following table shows the composition of the loan participations by property type at March 31, 2005:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Apartments	20	$54,090	16.64%
Office/Warehouse	19	53,605	16.49
Shopping/Retail	11	40,003	12.30
Hotel/Motel	3	7,651	2.35
Residential Development	14	24,676	7.59
Healthcare Facilities	2	9,300	2.86
Other Commercial Properties	103	135,829	41.77

Total	172	$325,154	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at March 31, 2005:

		Fixed Rate			Variable Rate

		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
		Balance	Principal		Balance	Principal
Interest Rate	Number of Loans	(In Thousands)	Balance	Number of Loans	(In Thousands)	Balance

Under 5.00%	0	$0	0.00%	20	$38,907	16.39%
5.00% to 5.99%	2	2,070	2.36	58	91,485	38.54
6.00% to 6.99%	8	18,748	21.35	45	75,757	31.92
7.00% to 7.99%	22	56,838	64.74	11	26,536	11.18
Over 8.00%	4	10,142	11.55	2	4,671	1.97

	36	$87,798	100.00%	136	$237,356	100.00%

			Percentage by
		Aggregate Principal	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	Balance (In Thousands)	Balance	Interest Rate

Fixed Rate Loans	36	$87,798	27.00%	7.39%
Variable Rate Loans	136	237,356	73.00	5.88

Total	172	$325,154	100.00%	6.64%

At March 31, 2005, 39% of the properties underlying the loan participation interests of PFGI Capital were located in Ohio.

Other Assets and Liabilities

As of March 31, 2005 and December 31, 2004, PFGI Capital had cash of $10,321,000 and $10,803,000, respectively, in an interest bearing deposit account at the Bank. As of March 31, 2005, the account was yielding a rate of 2.75%.

Additionally, PFGI Capital had interest receivable of $1,880,000 and $1,087,000, and prepaid expenses of $18,000 and $34,000 as of March 31, 2005 and December 31, 2004, respectively.

PFGI Capital had accounts receivable from the Bank of $731,000 and $657,000 as of March 31, 2005 and December 31, 2004, respectively.

INTEREST RATE RISK MANAGEMENT

PFGI Capital’s income consists primarily of interest income on participation interests in commercial mortgage loans. PFGI Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, PFGI Capital may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding participation interests. Further information regarding market risk can be found under Item 3 of this report.

CREDIT QUALITY

PFGI Capital’s exposure to credit risk is managed through its use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive property type and business activity concentrations. The Bank’s credit and risk management function employs extensive risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and PFGI Capital with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the allowance for loan participation losses, which includes an analysis of specific credits and the application of relevant allowance factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.

Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of March 31, 2005, approximately 39% of the loans underlying the participation interests are located in Ohio. In comparison, approximately 73% and 93% of the loans underlying the participation interests were located in Ohio as of December 31, 2004 and March 31, 2004, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. “Apartment”, “Office / Warehouse”, and “Shopping / Retail” property types represent approximately 45% of the total loan participation balance, respectively. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 14 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Balance at Beginning of Period	$1,021	$1,600
Transferred Allowance, Net	4	24
(Benefit) Provision for Loan Participation Losses	(78)	—
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Period	$947	$1,624

Net Charge-Offs to Average Loan Participations	0.00%	0.00%
Allowance for Loan Participations Losses to Loan Participations	0.29%	0.50%

Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of March 31, 2005, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. As of March 31, 2005, no loan participations were delinquent.

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

Holders of PFGI Capital’s Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. As 6,600,000 shares of Preferred Stock are outstanding as of March 31, 2005, a cash dividend of $3,197,000 was paid. PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Preferred Stock. In May 2005, PFGI Capital repurchased 664,400 shares of such stock at a total cost of $18 million. This stock repurchase was funded by liquidation loan participation interests. The repurchase of these preferred shares will reduce PFGI Capital’s future cash dividends.

PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s funds from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. For the period ending March 31, 2005, the trailing four quarter revenue to preferred dividends ratio stands at 133%, an improvement from 125% at December 31, 2004. The improvement in this ratio is due to a higher percentage of fixed rate loans held at March 31, 2005 and the impact of a higher interest rate environment during the three months ended March 31, 2005 on adjustable rate mortgage contracts. Management does not believe the shortfall constitutes a significant risk or has a negative impact on its ability to meet its dividend commitments. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class.

As an alternative to distributing a cash dividend to its common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common shareholder used the consent dividend procedure in 2004. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

See Note 2 for a description of PFGI Capital’s critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 3 to the consolidated financial statements discusses new accounting policies adopted by the PFGI Capital during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in loans with lower interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends; adverse economic and other developments in states where loans are concentrated; the possible exchange of Series A Preferred Stock for preferred shares of the Bank at the direction of the Office of the Comptroller of the Currency if the Bank becomes undercapitalized; the failure of PFGI Capital to maintain its status as a REIT for federal income tax purposes; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward-looking statements. Additionally, borrowers of loan participations could suffer unanticipated losses without regard to general economic conditions. The result of these and other factors could cause differences from expectations in the level of defaults, changes in risk characteristics of the loan participation portfolio, and changes in the provision for loan participation losses. PFGI Capital undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At March 31, 2005, 27% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At March 31, 2005, PFGI Capital did not have any interest-rate-sensitive liabilities.

As indicated earlier, PFGI Capital’s income consists primarily of interest income from participation interests. If there is a decline in market interest rates resulting from downward adjustments in the indices upon which the interest rates on loans are based, PFGI Capital may experience a reduction in interest income and a corresponding decrease in funds available for distribution to holders of Preferred Stock. A decline in interest income can also be realized from prepayments, including pay-offs, of loans with fixed interest rates, resulting in reinvestment of proceeds in lower yielding participation interests. The borrower has the ability to prepay a loan with or without premium or penalty depending on the provisions found in the underlying loan agreements. The level of underlying loan prepayments is influenced by several factors, including the interest rate environment, the real estate market in particular geographic areas, the timing of transactions, and circumstances related to individual borrowers and loans.

An earnings simulation model is provided by National City to analyze PFGI Capital’s interest income sensitivity to movements in interest rates. The model evaluates the effect on net interest income by running various interest rate scenarios up and down from a flat rate scenario. Based on the results of the simulation model, net interest income would change by the following over the next 12-month period:

100 basis points decrease	(5.68)%
100 basis points increase	5.68
200 basis points decrease	(11.35)
200 basis points increase	11.35

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 4.20%. As of March 31, 2005, the average weighted yield on loan participations was 6.64%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 244 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

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

National City has reached a tentative agreement with the plaintiffs to settle this matter. The negotiated settlement is pending court approval. PFGI Capital will not have any obligation to the plaintiffs under the tentative settlement. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows, assuming the proposed settlement is approved by the court.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.1	Forward Purchase Contract Agreement incorporated by reference to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.2	Income PRIDES incorporated by reference to Exhibit A to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.3	Pledge Agreement incorporated by reference to Exhibit 4.4 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.5	Remarketing Agreement incorporated by reference to Exhibit 4.6 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.1	Master Participation and Servicing Agreement incorporated by reference to Exhibit 10.1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated May 11, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated May 11, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated May 11, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated May 11, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: May 11, 2005	/s/ David J. Lucido

David J. Lucido Chief Financial Officer and Treasurer (Principal Financial Officer) Duly Authorized Officer