Form 10-K/A
period 2004-12-31
PFGI CAPITAL CORP
filed 2005-08-09
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission File 1-8019-01
PFGI CAPITAL CORPORATION

Incorporated Under the Laws of Maryland	IRS Employer I.D. No. 04-3659419
1900 East Ninth Street, Cleveland, Ohio 44114
Phone: 1-800-622-4204

Securities Registered Pursuant to Section 12(b) of the Act:
Income PRIDES, $25 Stated Value

Securities Registered Pursuant to Section 12(g) of the Act:	None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     All Common Stock is held by an affiliate of the registrant as of December 31, 2004. As of July 31, 2005, 5,940,000 shares of Common Stock at $.01 per share par value were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2004 is $0.
Documents Incorporated by Reference:
     Information Statement for the 2005 Annual Meeting of Stockholders (portions which are incorporated by reference into Part III hereof).
Please address all correspondence to:
David J. Lucido
Chief Financial Officer and Treasurer
PFGI Capital Corporation
1900 East Ninth Street
Cleveland, Ohio 44114

PFGI CAPITAL CORPORATION
EXPLANATORY NOTE
     PFGI Capital Corporation is filing this Amendment No. 1 to correct Exhibits 31.1 and 31.2 to accurately state that such certifications relate to the Annual Report on Form 10-K of PFGI Capital Corporation, not National City Corporation as inadvertently stated in our electronic filing with the Securities and Exchange Commission. This Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report, and PFGI Capital Corporation has not updated the disclosures contained therein to reflect any events that occurred at a later date.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	See Index to Financial Statements on page 32 for a list of all financial statements filed as a part of this report.

	2.	Schedules to the financial statements required by Article 9 of Regulation S-X have been omitted as they are not required, not applicable or the information required thereby is set forth in the related financial statements.

	3.	Exhibits:

		1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

		3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

		3.2	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

		4.1	Forward Purchase Contract Agreement incorporated by reference to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

		4.2	Income PRIDES incorporated by reference to Exhibit A to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

		4.3	Pledge Agreement incorporated by reference to Exhibit 4.4 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

		4.4	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

		4.5	Remarketing Agreement incorporated by reference to Exhibit 4.6 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

		10.1	Master Participation and Servicing Agreement incorporated by reference to Exhibit 10.1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

		10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

PFGI CAPITAL CORPORATION

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

*11.0	Statement re computation of per share earnings incorporated by reference to Note 4 of the Notes to Financial Statements of this report.

*12.0	Statement of Computation of Ratio of Earnings to Fixed Charges attached to this report.

14.0	Code of Ethics (filed as Exhibit 14.1 to Registrant's Current Report on Form 8-K filed on April 20, 2005, and incorporated herein by reference).

*23.0	Consent of Independent Registered Public Accounting Firm attached to this report.

*24.0	Power of Attorney for Director’s signatures attached to this report.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated March 31, 2005 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated March 31, 2005 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.3	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 9, 2005 for PFGI Capital Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

31.4	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 9, 2005 for PFGI Capital Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

*32.1	Section 1350 Certification of Principal Executive Officer attached to this report.

*32.2	Section 1350 Certification of Principal Financial Officer attached to this report.
——————
* Previously filed.

PFGI CAPITAL CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, PFGI Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFGI Capital Corporation

/s/ Susan M. Kinsey

Susan M. Kinsey
President
August 9, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PFGI Capital Corporation and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Susan M. Kinsey *	Director and President	August 9, 2005

Susan M. Kinsey	(Principal Executive Officer)

/s/ T. James Berry *	Director	August 9, 2005

T. James Berry

/s/ Dett Hunter *	Director	August 9, 2005

Dett Hunter

/s/ Linda K. Erkkila *	Director and Secretary	August 9, 2005

Linda K. Erkkila

/s/ Jan M. Bone	Director, Vice President	August 9, 2005

Jan M. Bone

/s/ J. David Rosenberg *	Director	August 9, 2005

J. David Rosenberg

/s/ John E. Rubenbauer *	Director	August 9, 2005

John E. Rubenbauer

/s/ David J. Lucido *	Director, Chief Financial	August 9, 2005

David J. Lucido	Officer and Treasurer

/s/ J. Richard Jordan *	Director, Vice President	August 9, 2005

J. Richard Jordan	and Assistant Secretary
* Linda K. Erkkila, as attorney-in-fact, signs this report on behalf of the above-named officers and directors pursuant to powers of attorney duly executed by such officers and directors empowering Linda K. Erkkila, Susan M. Kinsey or David J. Lucido to sign on their behalf.

/s/ Linda K. Erkkila

Linda K. Erkkila, attorney-in-fact

4