Form 10-Q
period 2005-06-30
PFGI CAPITAL CORP
filed 2005-08-12
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
June 30, 2005	1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419
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
Series A Preferred Stock, $25.00 Stated Value = 4,181,900
(As of July 31, 2005)

Quarter Ended June 30, 2005
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED JUNE 30, 2005
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS

	(Unaudited)
(Dollars in Thousands)	June 30, 2005	December 31, 2004

Assets
Loan Participations	$259,159	$324,196
Allowance for Loan Participation Losses	(697)	(1,021)

Net Loan Participations	258,462	323,175
Cash and Due from Banks	13,420	10,803
Interest Receivable	1,077	1,087
Other Assets	125	691

Total Assets	$273,084	$335,756

Liabilities
Other Liabilities	$10	—

Total Liabilities	$10	—

Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 4,181,900 and 6,600,000 Shares Outstanding at June 30, 2005 and December 31, 2004	$104,548	$165,000
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	161,602	167,000
Retained Earnings	6,865	3,697

Total Stockholders’ Equity	273,074	335,756

Total Liabilities and Stockholders’ Equity	$273,084	$335,756

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands, Except Per Share Data)	2005	2004	2005	2004

Interest Income
Interest on Loans Participations	$4,956	$3,813	$9,598	$7,494
Interest on Cash Deposit	99	44	181	92

Total Interest Income	5,055	3,857	9,779	7,586
Benefit for Loan Participation Losses	(157)	—	(235)	—

Net Interest Income After Benefit for Loan Participation Losses	5,212	3,857	10,014	7,586
Noninterest Expense
Loan Servicing Fees	95	98	196	196
Management Fees	75	79	156	157
Other Noninterest Expense	78	45	100	77

Total Noninterest Expense	248	222	452	430

Income Before Income Taxes	4,964	3,635	9,562	7,156
Income Taxes	—	—	—	—

Net Income	$4,964	$3,635	$9,562	$7,156

Preferred Stock Dividends	$3,197	$3,197	$6,394	$6,394

Net Income Available to Common Shares	$1,767	$438	$3,168	$762

Per Common Share
Basic	$.30	$.07	$.53	$.13
Diluted	$.30	.07	$.53	.13
Dividends	—	—	—	—

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In Thousands)	2005	2004

Operating Activities
Net Income	$9,562	$7,156
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Benefit for Loan Participation Losses	(235)	—
Decrease (Increase) in Interest Receivable	10	(155)
Decrease (Increase) in Accounts Receivable and Other Assets	566	(805)
Increase (Decrease) in Accounts Payable and Other Liabilities	10	(298)

Net Cash Provided by Operating Activities	9,913	5,898

Investing Activities
Net Decrease in Loan Participations	64,948	487

Net Cash Provided by Investing Activities	64,948	487

Financing Activities
Repurchase of Preferred Stock	(65,850)	—
Dividends Paid to Preferred Stockholders	(6,394)	(6,394)

Net Cash Used In Financing Activities	(72,244)	(6,394)

Net Increase (Decrease) in Cash and Cash Equivalents	2,617	(9)
Cash and Cash Equivalents at Beginning of Period	10,803	8,088

Cash and Cash Equivalents at End of Period	$13,420	8,079

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—

See notes to financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2004	$165,000	$59	$164,440	$3,097	$332,596
Net Income/Comprehensive Income				7,156	7,156
Dividends Paid on Preferred Stock				(6,394)	(6,394)

Balance at June 30, 2004	$165,000	$59	$164,440	$3,859	$333,358

Balance at January 1, 2005	$165,000	$59	$167,000	$3,697	$335,756
Net Income/Comprehensive Income				9,562	9,562
Repurchase of Preferred Stock (2,418,100 shares)	(60,452)		(5,398)		(65,850)
Dividends Paid on Preferred Stock				(6,394)	(6,394)

Balance at June 30, 2005	$104,548	$59	$161,602	$6,865	$273,074

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
Use of Estimates: The accounting and reporting policies of PFGI Capital conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update PFGI Capital’s 2004 Annual Report on Form 10-K, as amended (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
Dividends: Dividends on the Series A Preferred Stock are non-cumulative. Upon authorization of the Board of Directors, dividends are payable in arrears and paid quarterly on February 17, May 17, August 17, and November 17 of each year, or if any such day is not a business day, on the next business day. Dividends are paid at a rate of 7.75% per annum of the initial liquidation preference which is $25.00 per share.
Common stockholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid. Both the Common and Preferred Stock dividends are treated as ordinary income to the stockholders.
As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder, a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the year ended December 31, 2004, PFGI Capital and its common stockholder used the consent dividend procedure. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.
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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Changes and Error Corrections: In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.
Accounting for Certain Loans or Debt Securities Acquired in a Transfer: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. PFGI Capital adopted the provisions of SOP 03-03 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of June 30, 2005 or 2004.
The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Balance at Beginning of Period	$947	$1,624	$1,021	$1,600
Transferred Allowance, Net	(93)	1	(89)	25
Benefit for Loan Participation Losses	(157)	—	(235)	—
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$697	$1,625	$697	$1,625

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands, Except Per Share Data)	2005	2004	2005	2004

Net Income	$4,964	$3,635	$9,562	$7,156
Less Preferred Stock Dividends	(3,197)	(3,197)	(6,394)	(6,394)

Net Income Available to Common Stockholders	$1,767	$438	$3,168	$762

Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$.30	$.07	$.53	$.13

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
During the first half of 2005, holders of 6,149,857 PRIDES exercised their forward purchase contracts. In connection with these exercises, National City issued 6,004,709 shares of its common stock for proceeds of $153,746,000 million. Subsequent to June 30, 2005, holders of 226,725 PRIDES exercised their forward purchase contracts and National City issued 221,370 shares of its common stock for proceeds of $5,668,000. The remainder of the PRIDES contracts will be exercised by holders on August 17, 2005.
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of its Preferred Stock. In the first half of 2005, PFGI Capital repurchased 2,418,100 shares of such stock for a total cost of $65,850,000.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $95,000 and $196,000 for the three- and six-month period ended June 30, 2005, respectively. Loan servicing costs incurred by PFGI Capital totaled $98,000 and $196,000 for the three- and six-month periods ended June 30, 2004, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2005	June 30, 2005

Principal Balance at Beginning of Period	$325,154	$324,196
Transfers of Loan Participations from the Bank to PFGI Capital	128,203	548,416
Loan Participation Advances	1,538	2,834
Transfers of Loan Participations from PFGI Capital to the Bank	(165,204)	(559,913)
Loan Participation Payments	(30,532)	(56,374)

Principal Balance at End of Period	$259,159	$259,159

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $75,000 and $156,000 for the three- and six-month periods ended June 30, 2005, respectively, compared to $79,000 and $157,000 incurred for the same 2004 periods, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital.
As of June 30, 2005 and December 31, 2004, PFGI Capital had an interest-bearing deposit account of $13,420,000 and $10,803,000, respectively, at the Bank and a net receivable of $114,000 and $657,000, respectively, from the Bank.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
Carrying values and estimated fair values for certain financial instruments as of June 30, 2005 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for most of PFGI Capital’s assets, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values, which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of PFGI Capital. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management’s implementation of its program to manage overall interest rate risk. It is not management’s intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

(In Thousands)	June 30, 2005
	Carrying	Fair
	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$259,159	$265,752
Less: Allowance for Loan Participation Losses	(697)	—

Net Commercial Mortgage Loan Participations	$258,462	$265,752

Cash and Due From Banks	13,420	13,420

The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets’ fair values.
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
Payment of dividends on PFGI Capital’ Series A Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At June 30, 2005, the Bank’s total risk-based capital ratio was 10.2%, its Tier 1 risk-based capital ratio was 6.9%, and its leverage ratio was 7.2%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital Series A Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At June 30, 2005, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2005 of approximately $989 million plus an additional amount equal to its net income through the date of declaration in 2005. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

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
National City has reached a tentative agreement with the plaintiffs to settle this matter. The negotiated settlement is pending final approval by the presiding trial judge. PFGI Capital will not have any obligation to the plaintiffs under the tentative settlement. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows, assuming the settlement is approved.

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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $1,767,000, or $.30 per common share, for the second quarter of 2005, compared to $438,000, or $0.07 per common share, for the second quarter of 2004. Cash dividends of $3,197,000, or $0.4844 per share were paid to the Series A Preferred stockholders during both the second quarters of 2005 and 2004. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
For the first six months of 2005 and 2004, net income available to common stockholders was $3,168,000, or $.53 per common share, and $762,000, or $0.13 per common share, respectively. Cash dividends of $6,394,000, or $0.9688 per share were paid to the Series A Preferred stockholders during both the first six months of 2005 and 2004.
At June 30, 2005 and December 31, 2004, PFGI Capital had total assets of $273,084,000 and $335,765,000, respectively. These assets were primarily comprised of net loan participations totaling $258,462,000 and $323,175,000 as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $273,074,000 and $335,756,000 as of June 30, 2005 and December 31, 2004, respectively.
RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $5,055,000 and $9,779,000 for the three- and six-month periods ended June 30, 2005, respectively, compared to $3,857,000 and $7,586,000 for the same periods of 2004, respectively. The increase in interest income was due to a higher yield on loan participations, which was 6.19% for the six months ended June 30, 2005, compared to 4.68% for the same period last year.
Provision For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. A benefit of $157,000 and $235,000 was recognized during the three- and six-month periods ended June 30, 2005, due to improvement in the credit quality of this portfolio. There was no provision or benefit for loan participation losses recognized during the comparable periods of 2004. All loan participations were transferred to PFGI Capital with an allowance for loan losses believed adequate to absorb anticipated losses.

Noninterest Income and Expense
PFGI Capital recorded no noninterest income during the first six months of 2005 or 2004. Noninterest expense of $248,000 and $452,000 was recognized during the three- and six-month periods ended June 30, 2005, respectively, compared to $222,000 and $430,000 for the same periods of 2004, respectively. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees that totaled $170,000 and $352,000 during the three- and six-month periods ended June 30, 2005, respectively, and $177,000 and $353,000 for the same periods of 2004, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of June 30, 2005 and December 31, 2004, PFGI Capital had $258,462,000 and $323,175,000, respectively, of loan participations, net of an allowance for loan participation losses. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets.
The following table shows the composition of the loan participations by property type at June 30, 2005:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Apartments	24	$62,211	24.01%
Office/Warehouse	20	57,249	22.09
Shopping/Retail	4	11,374	4.39
Hotel/Motel	1	3,094	1.19
Residential Development	10	15,375	5.93
Healthcare Facilities	2	9,840	3.80
Other Commercial Properties	70	100,016	38.59

Total	131	$259,159	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at June 30, 2005:

	Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	4	$7,459	5.33%	3	$1,492	1.25%
5.00% to 5.99%	3	5,019	3.59	23	45,444	38.08
6.00% to 6.99%	10	24,317	17.39	32	47,425	39.74
7.00% to 7.99%	38	95,200	68.09	11	22,442	18.81
Over 8.00%	6	7,825	5.60	1	2,536	2.12

	61	$139,820	100.00%	70	$119,339	100.00%

			Percentage by
		Aggregate Principal	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	Balance (In Thousands)	Balance	Interest Rate

Fixed Rate Loans	61	$139,820	53.95%	7.13%
Variable Rate Loans	70	119,339	46.05	6.24

Total	131	$259,159	100.00%	6.69%

At June 30, 2005, 90% of the properties underlying the loan participation interests of PFGI Capital were located in Ohio.
Other Assets and Liabilities
As of June 30, 2005 and December 31, 2004, PFGI Capital had cash of $13,420,000 and $10,803,000, respectively, in an interest bearing deposit account at the Bank. As of June 30, 2005, the account was yielding a rate of 3.25%.
Additionally, PFGI Capital had interest receivable of $1,077,000 and $1,087,000, and prepaid expenses of $11,000 and $34,000 as of June 30, 2005 and December 31, 2004, respectively.
PFGI Capital had accounts receivable from the Bank of $114,000 and $657,000 as of June 30, 2005 and December 31, 2004, respectively.
Other accrued liabilities were $10,000 as of June 30, 2005. There were no such liabilities recognized as of December 31, 2004.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of June 30, 2005, approximately 90% of the loans underlying the participation interests are located in Ohio. In comparison, approximately 73% and 85% of the loans underlying the participation interests were located in Ohio as of December 31, 2004 and June 30, 2004, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Apartment, Office / Warehouse, and Shopping / Retail property types represent approximately 50% of the total loan participation balance at June 30, 2005. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 15 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Balance at Beginning of Period	$947	$1,624	$1,021	$1,600
Transferred Allowance, Net	(93)	1	(89)	25
Benefit for Loan Participation Losses	(157)	—	(235)	—
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$697	$1,625	$697	$1,625

Net Charge-Offs to Average Loan Participations	0.00%	0.00%	0.00%	0.00%
Allowance for Loan Participations Losses to Loan Participations	0.27%	0.50%

Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of June 30, 2005, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. As of June 30, 2005, no loan participations were delinquent.
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
Holders of PFGI Capital’s Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. As of May 1, 2005, the last dividend record date, 6,600,000 shares of Preferred Stock were outstanding. Accordingly, a cash dividend of $3,197,000 was paid during the second quarter of 2005. As of June 30, 2005, there were 4,181,900 shares of Preferred Stock outstanding. Based on this level of outstanding Preferred shares, the quarterly dividend will be reduced to $2,026,000.
In March 2005, the PFGI Capital’s Board authorized the repurchase of up to 3,000,000 shares of Preferred Stock. This authorization has no date of expiration and preferred shares were repurchased directly from third-party investors. The following table summarizes the Preferred Stock repurchase activity for the second quarter of 2005 under this authorization.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased	Per Share	Authorizations	Authorizations

April 1 to April 30, 2005	—	—	—	3,000,000
May 1 to May 31, 2005	1,264,600	27.13	1,264,600	1,735,400
June 1 to June 30, 2005	1,153,500	27.35	1,153,500	581,900

Total	2,418,100	$27.23	2,418,100

PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. For the period ending June 30, 2005, the trailing four quarter net income to projected preferred dividend ratio stands at 226%, an improvement from 125% at December 31, 2004. The improvement in this ratio is due to

Preferred Stock repurchases, which reduced the dividends required in future periods, and a higher level of net income in 2005 compared to 2004.
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
No table is provided for contractual obligations as PFGI Capital has no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
See Note 2 for a description of PFGI Capital’s accounting policies. The allowance for loan participation losses is the only accounting policy deemed critical.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At June 30, 2005, 54% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At June 30, 2005, PFGI Capital did not have any interest-rate-sensitive liabilities.
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

100 basis points decrease	(3.97)%
100 basis points increase	3.96
200 basis points decrease	(7.95)
200 basis points increase	7.93

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 3.50%. For the first half of 2005, the average weighted yield on loan participations was 6.19%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 269 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officers, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

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
National City has reached a tentative agreement with the plaintiffs to settle this matter. The negotiated settlement is pending final approval by the presiding trial judge. PFGI Capital will not have any obligation to the plaintiffs under the tentative settlement. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows, assuming the settlement is approved.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 17 of this report are incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 25, 2005 at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
1.	Elected to continue to serve as directors all nominees designated in the Information Statement dated April 27, 2005 as follows:

	Number of Votes
	For	Withheld

James T. Berry	5,940,000	—
Jan M. Bone	5,940,000	—
Linda K. Erkkila	5,940,000	—
Dett P. Hunter	5,940,000	—
J. Richard Jordan	5,940,000	—
Susan M. Kinsey	5,940,000	—
David J. Lucido	5,940,000	—
J. David Rosenberg	5,940,000	—
John E. Rubenbauer	5,940,000	—
2.	Ratified the Audit Committee’s selection of Ernst & Young LLP as the Independent Registered Public Accounting Firm for PFGI Capital Corporation for 2005: 5,940,000 votes cast for, 0 votes cast against, and 0 votes abstained.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.1	Forward Purchase Contract Agreement incorporated by reference to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.2	Income PRIDES incorporated by reference to Exhibit A to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.3	Pledge Agreement incorporated by reference to Exhibit 4.4 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.5	Remarketing Agreement incorporated by reference to Exhibit 4.6 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.1	Master Participation and Servicing Agreement, as amended and restated as of October 20, 2004.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 12, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 12, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated August 12, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated August 12, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: August 12, 2005	/s/ David J. Lucido

David J. Lucido
Chief Financial Officer and Treasurer (Principal Financial Officer)
Duly Authorized Officer