Form 10-Q
period 2005-09-30
PFGI CAPITAL CORP
filed 2005-11-14
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005	Commission File 1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under The Laws of Maryland	IRS Employer I.D. No. 04-3659419
1900 East Ninth Street, Cleveland, Ohio 44114
Phone: (800) 622-4204
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value = 5,940,000
Series A Preferred Stock, $25.00 Stated Value = 3,950,484
(As of October 31, 2005)

Quarter Ended September 30, 2005
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2005	2004

Assets
Loan Participations	$260,911	$324,196
Allowance for Loan Participation Losses	(555)	(1,021)

Net Loan Participations	260,356	323,175
Cash and Due from Banks	8,302	10,803
Interest Receivable	1,178	1,087
Other Assets	266	691

Total Assets	$270,102	$335,756

Liabilities
Other Liabilities	$10	$—

Total Liabilities	10	—

Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 and 6,600,000 Shares Outstanding at September 30, 2005 and December 31, 2004	$98,762	$165,000
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	161,774	167,000
Retained Earnings	9,497	3,697

Total Stockholders’ Equity	270,092	335,756

Total Liabilities and Stockholders’ Equity	$270,102	$335,756

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands, Except Per Share Data)	2005	2004	2005	2004

Interest Income
Interest on Loans Participations	$4,607	$4,118	$14,205	$11,612
Interest on Cash Deposit	103	43	284	134

Total Interest Income	4,710	4,161	14,489	11,746
Benefit for Loan Participation Losses	(145)	—	(380)	—

Net Interest Income After Benefit for Loan Participation Losses	4,855	4,161	14,869	11,746
Noninterest Expense
Loan Servicing Fees	81	100	277	296
Management Fees	65	80	221	237
Other Noninterest Expense	52	45	152	122

Total Noninterest Expense	198	225	650	655

Income Before Income Taxes	4,657	3,936	14,219	11,091
Income Taxes	—	—	—	—

Net Income	$4,657	$3,936	$14,219	$11,091

Preferred Stock Dividends	$2,025	$3,197	$8,419	$9,591

Net Income Available to Common Shares	$2,632	$739	$5,800	$1,500

Per Common Share
Basic	$.44	$.12	$.98	$.25
Diluted	.44	.12	.98	.25
Dividends	—	—	—	—

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In Thousands)	2005	2004

Operating Activities
Net Income	$14,219	$11,091
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Benefit for Loan Participation Losses	(380)	—
Increase in Interest Receivable	(91)	(44)
Decrease (Increase) in Other Assets	425	(282)
Increase (Decrease) in Other Liabilities	10	(286)

Net Cash Provided by Operating Activities	14,183	10,479

Investing Activities
Net Decrease in Loan Participations	63,199	533

Net Cash Provided by Investing Activities	63,199	533

Financing Activities
Repurchase of Preferred Stock	(71,464)	—
Dividends Paid to Preferred Stockholders	(8,419)	(9,591)

Net Cash Used In Financing Activities	(79,883)	(9,591)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,501)	1,421
Cash and Cash Equivalents at Beginning of Period	10,803	8,088

Cash and Cash Equivalents at End of Period	$8,302	$9,509

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—
Noncash Transactions:
Contribution of 8,000 Preferred Shares by National City Bank	$200	—

See notes to financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2004	$165,000	$59	$164,440	$3,097	$332,596
Net Income/Comprehensive Income				11,091	11,091
Dividends Paid on Preferred Stock				(9,591)	(9,591)

Balance at September 30, 2004	$165,000	$59	$164,440	$4,597	$334,096

Balance at January 1, 2005	$165,000	$59	$167,000	$3,697	$335,756
Net Income/Comprehensive Income				14,219	14,219
Repurchase of Preferred Stock (2,641,516 shares)	(66,038)		(5,426)		(71,464)
Dividends Paid on Preferred Stock				(8,419)	(8,419)
Contribution by Bank of Preferred Stock (8,000 shares)	(200)		200		—

Balance at September 30, 2005	$98,762	$59	$161,774	$9,497	$270,092

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
All of PFGI Capital’s Common Stock is owned by National City Bank (the Bank) while its Series A Preferred Stock is owned by outside investors. The Bank, a nationally chartered bank, is a wholly-owned subsidiary of National City Corporation (National City), and provides full-service retail and commercial banking services. PFGI Capital’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114, and its Investors Relations telephone number is (800) 622-4204.
Prior to March 5, 2005, all of PFGI Capital’s Common Stock was owned by The Provident Bank, which formerly was a wholly-owned subsidiary of Provident Financial Group, Inc. (Provident). Effective July 1, 2004, National City acquired Provident pursuant to an Agreement and Plan of Merger under which The Provident Bank became a wholly-owned subsidiary of National City. On March 5, 2005, The Provident Bank was merged into National City Bank. Unless specifically referenced, references in this document relative to the Bank refer to the Provident Bank prior to March 5, 2005 and National City Bank thereafter.
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
Allowance for Loan Participation Losses: The allowance for loan participation losses is maintained at a level management estimates is necessary to absorb losses inherent in the loan participation portfolio. When PFGI Capital purchases loan participations from the Bank, an allowance for loan participation losses is transferred from the Bank to PFGI Capital. The allowance is increased whenever further deterioration of the credit quality of the portfolio occurs and decreased whenever credit quality improves. Loans deemed uncollectible are charged off and deducted from the allowance and recoveries on loans previously charged off are added back to the allowance. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank.
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
As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the year ended December 31, 2004, PFGI Capital and its common stockholder used the consent dividend procedure. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.
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
Accounting for Certain Loans or Debt Securities Acquired in a Transfer: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will not be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. PFGI Capital adopted the provisions of SOP 03-03 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of September 30, 2005 or 2004.
The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Balance at Beginning of Period	$697	$1,625	$1,021	$1,600
Transferred Allowance, Net	3	(1)	(86)	24
Benefit for Loan Participation Losses	(145)	—	(380)	—
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$555	$1,624	$555	$1,624

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands, Except Per Share Data)	2005	2004	2005	2004

Net Income	$4,657	$3,936	$14,219	$11,091
Less Preferred Stock Dividends	(2,025)	(3,197)	(8,419)	(9,591)

Net Income Available to Common Stockholders	$2,632	$739	$5,800	$1,500

Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$.44	$.12	$.98	$.25

NOTE 6. PREFERRED STOCK AND FORWARD PURCHASE CONTRACTS (PRIDES)
In the first nine months of 2005, PFGI Capital repurchased 2,641,516 shares of its Preferred Stock for a total cost of $71,464,000. PFGI Capital has authorization to repurchase another 358,484 shares.
Holders of Forward Purchase Contracts, formerly a component of the PRIDES, were required to exercise their contracts on or before August 17, 2005. From the period January 1, 2005 to August 17, 2005, all PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase .9764 newly issued shares of National City common stock for $25. In connection with the settlement of the Forward Purchase Contracts, 231,418 Preferred Shares were remarketed. The proceeds received from the remarketing were used by the holders of Preferred Stock to fulfill their commitment under the terms of the Forward Purchase Contract. As the Forward Purchase Contracts have been settled, only the Preferred Share component of the PRIDES continues to remain outstanding.
All of the Preferred Shares which participated in the remarketing, except for 8,000 shares, were purchased by PFGI Capital. The remaining 8,000 shares were contributed to the Bank as a result of these shares, which were intended for remarketing, not being delivered as required. As of September 30, 2005, the Bank contributed these shares to PFGI Capital. All Preferred Shares held by PFGI Capital were retired. Accordingly, there are no remarketed Preferred Shares outstanding as of September 30, 2005. As of September 30, 2005, Preferred Shares which remain outstanding total 3,950,484.
The holders of the remaining outstanding Preferred Stock will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25.00 per share initial liquidation preference ($1.9375 per share). Dividends on the Preferred Stock will be payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, or if any such day is not a business day, on the next business day. The Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution. Holders of PFGI Capital’s Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the stockholders, voting as a single class with the holders of Common Stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the

Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $81,000 and $277,000 for the three- and nine-month period ended September 30, 2005, respectively. Loan servicing costs incurred by PFGI Capital totaled $100,000 and $296,000 for the three- and nine-month periods ended September 30, 2004, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Principal Balance at Beginning of Period	$259,159	$324,900	$324,196	$325,362
Transfers of Loan Participations from the Bank to PFGI Capital	77,570	50,663	625,986	193,635
Loan Participation Advances	153	6,006	2,987	23,955
Transfers of Loan Participations from PFGI Capital to the Bank	(72,636)	(15,955)	(632,549)	(112,338)
Loan Participation Payments	(3,335)	(40,761)	(59,709)	(105,761)

Principal Balance at End of Period	$260,911	$324,853	$260,911	$324,853

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $65,000 and $221,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to $80,000 and $237,000 incurred for the same 2004 periods, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On September 30, 2005, the Bank contributed 8,000 shares of Preferred Stock of PFGI Capital, that it obtained in the remarketing of these shares, to PFGI Capital. These shares have been retired by PFGI Capital. Refer to Note 6 to the financial statements for further discussion of Preferred Stock.
As of September 30, 2005 and December 31, 2004, PFGI Capital had an interest-bearing deposit account of $8,302,000 and $10,803,000, respectively, at the Bank and a net receivable of $263,000 and $657,000, respectively, from the Bank.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
Carrying values and estimated fair values for certain financial instruments as of September 30, 2005 are shown in the following table. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for most of PFGI Capital’s assets, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values, which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of PFGI Capital. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management’s implementation of its program to manage overall interest rate risk. It is not management’s intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

	September 30, 2005
	Carrying	Fair
(In Thousands)	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$260,911	$273,248
Less: Allowance for Loan Participation Losses	(555)	—

Net Commercial Mortgage Loan Participations	$260,356	$273,248

Cash and Due From Banks	8,302	8,302

The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
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
Payment of dividends on PFGI Capital’s Series A Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At September 30, 2005, the Bank’s total risk-based capital ratio was 10.10%, its Tier 1 risk-based capital ratio was 6.92%, and its leverage ratio was 7.11%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital Series A Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At September 30, 2005, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2005 of approximately $1.2 billion plus an additional amount equal to its net income through the date of declaration in 2005. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.
NOTE 10. LEGAL CONTINGENCIES
On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended on August 22, 2003, the case named as defendants Provident, PFGI Capital, Provident’s former President, Robert L. Hoverson, and Provident’s former Chief Financial Officer, Christopher J. Carey, and was allegedly on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action was based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleged violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It sought an unspecified amount of compensatory damages.
This action and other class actions were consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. PFGI Capital and other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003. The motion was granted on March 9, 2004 and the Court dismissed all claims except those relating to the June 6, 2002 offering of 6,600,000 PRIDE securities. However, the Court’s order confined any later finding of damages to $0.70 per PRIDE security.
National City has reached an agreement with the plaintiffs to settle this matter which has been approved by the presiding trial judge. PFGI Capital will not have any obligation to the plaintiffs under the settlement. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows.

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
All of PFGI Capital’s Common Stock is owned by National City Bank (the Bank). Prior to March 5, 2005, all of PFGI Capital’s Common Stock was owned by The Provident Bank, formerly a wholly-owned subsidiary of Provident Financial Group, Inc. (Provident). Effective July 1, 2004, National City Corporation (National City) acquired Provident pursuant to an Agreement and Plan of Merger under which The Provident Bank became a wholly-owned subsidiary of National City. On March 5, 2005, The Provident Bank was merged into National City Bank. Unless specifically referenced, references in this section relative to the Bank refer to the Provident Bank prior to March 5, 2005 and National City Bank thereafter.
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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $2,632,000, or $.44 per common share, for the third quarter of 2005, compared to $739,000, or $0.12 per common share, for the third quarter of 2004. Cash dividends of $2,025,000, or $0.4844 per share were paid to the Series A Preferred stockholders during the third quarter of 2005, compared to cash dividends of $3,197,000 or $.4844 per share paid during the third quarter of 2004. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
For the first nine months of 2005 and 2004, net income available to common stockholders was $5,800,000, or $.98 per common share, and $1,500,000, or $0.25 per common share, respectively. Cash dividends of $8,419,000, or $1.4532 per share were paid to the Series A Preferred stockholders during the first nine months of 2005 compared to cash dividends of $9,591,000 or $1.4532 per share for the comparable period of 2004.
The increase in net income available to common stockholders for the 2005 periods was due primarily to an increase in interest income on loan participations and a decrease in dividends paid to the Series A Preferred stockholders.
At September 30, 2005 and December 31, 2004, PFGI Capital had total assets of $270,102,000 and $335,756,000, respectively. These assets were primarily comprised of net loan participations totaling $260,356,000 and $323,175,000 as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $270,092,000 and $335,756,000 as of September 30, 2005 and December 31, 2004, respectively.
RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $4,710,000 and $14,489,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to $4,161,000 and $11,746,000 for the same periods of 2004, respectively. The increase in interest income was due to a higher yield on loan participations, which was 6.44% for the nine months ended September 30, 2005, compared to 4.89% for the same period last year.
Provision For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. A benefit of $145,000 and $380,000 was recognized during the three- and nine-month periods ended September 30, 2005, due to improvement in the credit quality of this portfolio. There was no provision or benefit for loan participation losses recognized during the comparable periods of 2004. All loan participations were transferred to PFGI Capital with an allowance for loan losses believed adequate to absorb anticipated losses.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during the first nine months of 2005 or 2004. Noninterest expense of $198,000 and $650,000 was recognized during the three- and nine-month periods ended September 30, 2005, respectively, compared to $225,000 and $655,000 for the same periods of 2004, respectively. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees that totaled $146,000 and $498,000 during the three- and nine-month periods ended September 30, 2005, respectively, and $180,000 and $533,000 for the same periods of 2004, respectively. The decrease in loan servicing and management fees in 2005 is due to lower loan participations outstanding. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of September 30, 2005 and December 31, 2004, PFGI Capital had $260,356,000 and $323,175,000, respectively, of loan participations, net of an allowance for loan participation losses. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets.
The following table shows the composition of the loan participations by property type at September 30, 2005:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Apartments	24	$70,089	26.86%
Office/Warehouse	18	52,161	19.99
Shopping/Retail	9	31,705	12.15
Hotel/Motel	1	3,060	1.17
Residential Development	4	4,914	1.89
Healthcare Facilities	4	15,937	6.11
Other Commercial Properties	50	83,045	31.83

Total	110	$260,911	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at September 30, 2005:

	Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	2	$1,330	.85%	—	$—	—%
5.00% to 5.99%	3	10,655	6.78	15	40,863	39.40
6.00% to 6.99%	11	27,750	17.65	16	23,087	22.26
7.00% to 7.99%	36	93,327	59.37	14	37,250	35.92
Over 8.00%	12	24,133	15.35	1	2,516	2.42

Total	64	$157,195	100.00%	46	$103,716	100.00%

		Aggregate Principal	Percentage by
		Balance (In	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	Thousands)	Balance	Interest Rate

Fixed Rate Loans	64	$157,195	60.25%	7.37%
Variable Rate Loans	46	103,716	39.75	6.58

Total	110	$260,911	100.00%	6.98%

At September 30, 2005, 87% of the properties underlying the loan participation interests of PFGI Capital were located in Ohio.
Other Assets and Liabilities
As of September 30, 2005 and December 31, 2004, PFGI Capital had cash of $8,302,000 and $10,803,000, respectively, in an interest bearing deposit account at the Bank. As of September 30, 2005, the account was yielding a rate of 3.875%.
Additionally, PFGI Capital had interest receivable of $1,178,000 and $1,087,000, and prepaid expenses of $3,000 and $34,000 as of September 30, 2005 and December 31, 2004, respectively.
PFGI Capital had accounts receivable from the Bank of $263,000 and $657,000 as of September 30, 2005 and December 31, 2004, respectively.
Other accrued liabilities were $10,000 as of September 30, 2005. There were no such liabilities recognized as of December 31, 2004.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of September 30, 2005, approximately 87% of the loans underlying the participation interests are located in Ohio. In comparison, approximately 73% and 86% of the loans underlying the participation interests were located in Ohio as of December 31, 2004 and September 30, 2004, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Apartment, Office / Warehouse, and Shopping / Retail property types represent approximately 59% of the total loan participation balance at September 30, 2005. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 14 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Balance at Beginning of Period	$697	$1,625	$1,021	$1,600
Transferred Allowance, Net	3	(1)	(86)	24
Benefit for Loan Participation Losses	(145)	—	(380)	—
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$555	$1,624	$555	$1,624

Net Charge-Offs to Average Loan Participations	.00%	.00%	.00%	0.00%
Allowance for Loan Participations Losses to Loan Participations	.21	.50	.21	.50

A benefit for loan participation losses was recognized for the three- and nine-month periods ending September 30, 2005 due to improved credit quality in this portfolio. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of September 30, 2005, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. As of September 30, 2005, no loan participations were delinquent.
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
Holders of PFGI Capital’s Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. As of August 1, 2005, the last dividend record date, 4,181,900 shares of Preferred Stock were outstanding. Accordingly, a cash dividend of $2,025,000 was paid during the third quarter of 2005. As of September 30, 2005, there were 3,950,484 shares of Preferred Stock outstanding. Based on this level of outstanding Preferred shares, the quarterly dividend will be reduced to $1,914,000.
In March 2005, the PFGI Capital’s Board authorized the repurchase of up to 3,000,000 shares of Preferred Stock. This authorization has no date of expiration and preferred shares were repurchased directly from third-party investors. The following table summarizes the Preferred Stock repurchase activity for the third quarter of 2005 under this authorization.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased	Per Share	Authorizations	Authorizations

July 1 to July 31, 2005	—	—	—	581,900
August 1 to August 31, 2005	223,416	25.12	223,416	358,484
September 1 to September 30, 2005	—	—	—	358,484

Total	223,416	25.12	223,416

PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. For the period ending September 30, 2005, the trailing four quarter net income to projected preferred dividend ratio stands at 249%, an improvement from 125% at December 31, 2004. The improvement in this ratio is due to Preferred Stock repurchases, which reduced the dividends required in future periods, and a higher level of net income in 2005 compared to 2004.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At September 30, 2005, 60% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. At September 30, 2005, PFGI Capital did not have any interest-rate-sensitive liabilities.
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

100 basis points decrease	(3.52)%
100 basis points increase	3.51
200 basis points decrease	(7.03)
200 basis points increase	7.02

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 3.30%. For the first nine months of 2005, the average weighted yield on loan participations was 6.44%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 3.14 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended on August 22, 2003, the case named as defendants Provident, PFGI Capital, Provident’s former President, Robert L. Hoverson, and Provident’s former Chief Financial Officer, Christopher J. Carey, and was allegedly on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action was based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleged violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It sought an unspecified amount of compensatory damages.
This action and other class actions were consolidated before Judge S. Arthur Spiegel of the United States District Court for the Southern District of Ohio under the caption, Merzin v. Provident Financial Group, Inc., consolidated Civil Action Master File No. C-1-03-165. PFGI Capital and other Defendants filed a Motion to Dismiss the Complaint on November 5, 2003. The motion was granted on March 9, 2004 and the Court dismissed all claims except those relating to the June 6, 2002 offering of 6,600,000 PRIDE securities. However, the Court’s order confined any later finding of damages to $0.70 per PRIDE security.
National City has reached an agreement with the plaintiffs to settle this matter which has been approved by the presiding trial judge. PFGI Capital will not have any obligation to the plaintiffs under the settlement. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 16 of this report are incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.1	Forward Purchase Contract Agreement incorporated by reference to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.2	Income PRIDES incorporated by reference to Exhibit A to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.3	Pledge Agreement incorporated by reference to Exhibit 4.4 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.5	Remarketing Agreement incorporated by reference to Exhibit 4.6 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.1	Master Participation and Servicing Agreement, as amended and restated as of October 20, 2004.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2005 for PFGI Capital

Exhibit
Number	Exhibit Description

Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2005 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: November 14, 2005	/s/ David J. Lucido David J. Lucido Chief Financial Officer and Treasurer (Principal Financial Officer) Duly Authorized Officer