Form 10-K
period 2005-12-31
PFGI CAPITAL CORP
filed 2006-03-30
CIK 1172857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended	Commission File
December 31, 2005	1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419
1900 East Ninth Street, Cleveland, Ohio 44114
Phone: (800) 622-4204
Securities registered pursuant to section 12(b) of the Act: Series A Preferred Stock
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)of the Act.
YES ☐ NO ☑
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment of this Form 10-K ☐
Indicate by check whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2005 was $0.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of February 28, 2006.
Common Stock, $.01 Par Value — 5,940,000
Series A Preferred Stock, $25.00 Stated Value — 3,950,484
Series B Preferred Stock, $.01 Par Value — 105
Documents Incorporated by Reference:
Portions of the registrant’s definitive information statement to be filed with the Commission pursuant to Regulation 14C within 120 days after the close of registrant’s fiscal year ending December 31, 2005 are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11 Executive Compensation; Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions; and Item 14. Principal Accounting Fees and Services, of Part III.

Year Ended December 31, 2005
Financial Report
and Form 10-K

FINANCIAL REPORT AND FORM 10-K
INDEX TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005

Page
Part I
Item 1. Business	4
Average Balance Sheets/Interest/Rates	5
Loan Participations	6
Risk Elements of Loan Participation Portfolio	7-8
Item 1A. Risk Factors	24-26
Item 1B. Unresolved Staff Comments — None
Item 2. Properties — None
Item 3. Legal Proceedings	23
Item 4. Submission of Matters to a Vote of Security Holders — None
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (Note 1)	8-9
Item 6. Selected Financial Data	12
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	8
Item 8. Financial Statements and Supplementary Data	11,13-23
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None
Item 9A. Controls and Procedures	26
Item 9B. Other Information — None
Part III
Item 10. Directors and Executive Officers of the Registrant (Note 2)
Item 11. Executive Compensation (Note 2)
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Note 2)
Item 13. Certain Relationships and Related Transactions (Note 2)
Item 14. Principal Accountant Fees and Services (Note 2)
Part IV
Item 15. Exhibits and Financial Statement Schedules	13-23, 27

Signature	28
Exhibit 3.2 Articles of Amendment and Restatement of PFGI
Exhibit 10.1 Master Participation and Servicing Agmt
Exhibit 12.0 Computation of Ratio Earnings to Fixed Charges
Exhibit 23.0 Consent of Independent Registered Accounting Firm
Exhibit 24.0 Power of Attorney
Exhibit 31.1 302 CEO Certification
Exhibit 31.2 302 CFO Certification
Exhibit 32.1 906 CEO Certification
Exhibit 32.2 906 CFO Certification
Note 1: Recent sale of unregistered securities — A total of 105 shares of Series B Preferred Stock were issued on January 30, 2006 for consideration of $10,500. The shares were issued to employees of National City Bank. National City Bank contributed the capital for this issuance. Proceeds from the issuance of these shares were used for general purposes. These shares are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the 1933 Act.
Note 2: Item is incorporated by reference to PFGI Capital’s definitive information statement to be filed with the Commission pursuant to Regulation 14C within 120 days after the close of PFGI Capital’s fiscal year ending December 31, 2005.
Financial Statement Schedules — Omitted due to inapplicability or because required information is shown in the financial statements or the notes thereto.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS
PFGI Capital Corporation is a Maryland corporation that was incorporated on May 9, 2002. PFGI Capital’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its stockholders. As such, management views its financial condition and results of operations as one business segment. PFGI Capital is operating as a REIT for federal income tax purposes. As a REIT, PFGI Capital generally will not be liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.
All of PFGI Capital’s Common Stock is owned by National City Bank (the Bank), a wholly-owned subsidiary of National City Corporation (National City), a financial holding company headquartered in Cleveland, Ohio. Prior to March 5, 2005, all of PFGI Capital’s Common Stock was owned by The Provident Bank, formerly a wholly-owned subsidiary of Provident Financial Group, Inc. (Provident). Effective July 1, 2004, National City Corporation acquired Provident pursuant to an Agreement and Plan of Merger under which The Provident Bank became a wholly-owned subsidiary of National City Corporation. On March 5, 2005, The Provident Bank was merged into National City Bank. Unless specifically referenced, references in this section relative to the Bank refer to the Provident Bank prior to March 5, 2005 and National City Bank thereafter.
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
PFGI Capital has six officers. PFGI Capital does not require any employees because employees of the Bank and its affiliates are servicing the loans and managing the day-to-day operations and affairs of PFGI Capital under the participation and management agreements. All of PFGI Capital’s officers are also officers and/or employees of National City and/or the Bank.
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
OVERVIEW
PFGI Capital reported net income available to common stockholders of $8.6 million or $1.44 per common diluted share, for 2005 compared to $3.2 million, or $0.53 per common diluted share, for 2004 and $4.1 million or $0.69 per common diluted share for 2003. Cash dividends of $1.9375 per share were paid to the Series A Preferred Stockholders during 2005, 2004, and 2003, which amounted to $10.3 million in 2005 and $12.8 million during both 2004 and 2003. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. Consent dividends of $8.1 million, $2.6 million, and $2.4 million were considered to be paid to the common shareholders and contributed back to the REIT for 2005, 2004 and 2003, respectively. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
The increase in net income available to common stockholders in 2005 was due primarily to an increase in interest income on loan participations and a decrease in dividends paid to the Series A Preferred Stockholders as a result of share repurchases. The decrease in net income in 2004 compared to the prior year reflects a larger reversal of provision for loan participation losses in 2003.
At December 31, 2005 and 2004, PFGI Capital had total assets of $272.9 million and $335.8 million, respectively. These assets were primarily comprised of net loan participations totaling $264.1 million and $323.2 million as of December 31, 2005 and 2004, respectively. These loan participations were acquired from the Bank. The decrease in loan participations in 2005 resulted from sales of loan participations to the Bank to fund share repurchases. Equity for PFGI Capital was $272.9 million and $335.8 million as of December 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $19.3 million for 2005 compared to $16.2 million and $16.1 million for 2004 and 2003, respectively. The increase in interest income was primarily due to a higher yield on earning assets resulting from a rising interest rate environment. The average yield on earning assets was 6.48%, 4.86%, and 4.83% for 2005, 2004, and 2003, respectively. PFGI Capital’s average balance sheet and interest earned is summarized below:

	For the Years Ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$286,844	$18,989	6.62%	$316,223	$16,024	5.07%	$320,289	$15,942	4.98%
Deposit account with Bank	11,709	359	3.07	17,328	192	1.11	12,149	131	1.08

Total earning assets	298,553	$19,348	6.48%	333,551	$16,216	4.86%	332,438	$16,073	4.83%
Allowance for loan participation losses	(941)			(1,274)			(3,203)
Other nonearning assets	1,051			1,435			845

Total assets	$298,663			$333,712			$330,080

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$501			$5			$5
Stockholders’ equity	298,162			333,707			330,075

Total liabilities and stockholders’ equity	$298,663			$333,712			$330,080

Provision/(Benefit) For Loan Participation Losses
The provision (benefit) for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan participations. A benefit of $405 thousand, $600 thousand, and $1.7 million was recognized during 2005, 2004, and 2003, respectively, due to the continued strength of the credit quality of the underlying portfolio. All loan participations were transferred to PFGI Capital from the Bank with an allowance for loan losses believed adequate to absorb anticipated losses.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during 2005, 2004, or 2003. Noninterest expense of $859 thousand, $868 thousand, and $858 thousand was recognized during 2005, 2004, and 2003, respectively. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For 2005, 2004, and 2003, loan servicing fees totaled $359 thousand, $398 thousand, and $401 thousand, respectively, while management fees totaled $287 thousand, $318 thousand, and $320 thousand, respectively. The decrease in loan servicing and management fees in 2005 is due to lower loan participations outstanding. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.

FINANCIAL CONDITION
Loan Participations
As of December 31, 2005 and 2004, PFGI Capital had $264.1 million and $323.2 million, respectively, of loan participations, net of an allowance for loan participation losses. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of December 31, 2005, 100% of PFGI Capital’s loan participations were invested in commercial real estate loans.
The following table shows the composition of the loan participations by property type at December 31, 2005:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Apartments	26	$68,305	25.81%
Office/Warehouse	20	53,925	20.38
Shopping/Retail	7	25,177	9.51
Healthcare Facilities	4	15,502	5.86
Residential Development	4	4,861	1.84
Hotel/Motel	1	3,026	1.14
Other Commercial Properties	58	93,828	35.46

Total	120	$264,624	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at December 31, 2005:

	Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	2	$1,553	.97%	—	$—	—%
5.00% to 5.99%	3	10,528	6.58	4	14,477	13.84
6.00% to 6.99%	17	29,540	18.46	19	35,785	34.22
7.00% to 7.99%	38	93,211	58.24	19	41,516	39.69
Over 8.00%	14	25,204	15.75	4	12,810	12.25

Total	74	$160,036	100.00%	46	$104,588	100.00%

			Percentage by
		Aggregate Principal	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	Balance (In Thousands)	Balance	Interest Rate

Fixed Rate Loans	74	$160,036	60.48%	7.29%
Variable Rate Loans	46	104,588	39.52	6.96

Total	120	$264,624	100.00%	7.13%

Other Assets and Liabilities
As of December 31, 2005 and 2004, PFGI Capital had cash of $7.4 million and $10.8 million, respectively, in an interest bearing deposit account at the Bank. As of December 31, 2005, the account was yielding a rate of 3.94%. Additionally, PFGI Capital had interest receivable of $1.4 million and $1.1 million as of December 31, 2005 and 2004, respectively. As of December 31, 2004, PFGI Capital had accounts receivable from the Bank of $657 thousand and prepaid expenses of $34 thousand. There were no such assets at December 31, 2005. PFGI Capital had accounts payable to the Bank of $44 thousand and other accrued liabilities of $10 thousand as of December 31, 2005. There were no such liabilities recognized as of December 31, 2004.

INTEREST RATE RISK MANAGEMENT
PFGI Capital’s income consists primarily of interest income on participation interests in commercial mortgage loans. PFGI Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, PFGI Capital may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding participation interests. Further information regarding market risk can be found on page 8 of this report.
CREDIT RISK
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of December 31, 2005 and 2004, approximately 85% and 73%, respectively, of the loans underlying the participation interests are located in Ohio. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Apartment, Office / Warehouse, and Shopping / Retail property types represent approximately 56% of the total loan participation balance at December 31, 2005. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 6 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.
The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	December 31,
(In Thousands)	2005	2004

Balance at Beginning of Year	$1,021	$1,600
Transferred Allowance, Net	(82)	21
Benefit for Loan Participation Losses	(405)	(600)
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Year	$534	$1,021

Net Charge-Offs to Average Loan Participations	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.20	.31

A reversal of previously recognized provision for loan participation losses was recognized in both 2005 and 2004 due to the continued strength of credit quality in this portfolio. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of December 31, 2005 and 2004, no loans had been placed on non-accrual status nor had any property been acquired through foreclosure. Additionally, no loan participations were delinquent.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest rate sensitive assets consist largely of participation interests in commercial mortgage loans. At December 31, 2005, 60% of PFGI Capital’s loan participation portfolio had fixed interest rates, which tend to increase interest rate risk. At December 31, 2005, PFGI Capital did not have any interest rate sensitive liabilities.
As indicated earlier, PFGI Capital’s income consists primarily of interest income from participation interests. If there is a decline in market interest rates resulting from downward adjustments in the indices upon which the interest rates on loans are based, PFGI Capital may experience a reduction in interest income and a corresponding decrease in funds available for distribution to holders of Preferred Stock. A decline in interest income can also result in prepayments, including pay-offs, of loans with fixed interest rates, resulting in reinvestment of proceeds in lower yielding participation interests. The borrower has the ability to prepay a loan with or without premium or penalty depending on the provisions found in the underlying loan agreements. The level of underlying loan prepayments is influenced by several factors, including the interest rate environment, the real estate market in particular geographic areas, the timing of transactions, and circumstances related to individual borrowers and loans.
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

	2005	2004

Hypothetical Change in Interest Rates:
100 basis points decrease	(2.70)%	(6.51)%
100 basis points increase	2.70	6.51
200 basis points decrease	(5.41)	(13.02)
200 basis points increase	5.41	13.02

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than approximately 3.22%. As of December 31, 2005, the average weighted interest rate on loan participations was 7.13%. Assuming that the investment in participation interests remains level, rates on loan participations would have to decrease by 391 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.
LIQUIDITY AND CAPITAL RESOURCES
The objective of maintaining liquidity within PFGI Capital is to ensure the availability of sufficient cash flows to meet all of PFGI Capital’s financial and dividend commitments. In managing liquidity, PFGI Capital takes into account various legal limitations placed on a REIT.
PFGI Capital’s principal liquidity needs are to maintain the loan participation portfolio size through the acquisition of additional loans as loans currently in the portfolio mature, or prepay, and to pay dividends to the holders of Preferred Stock. The acquisition of additional loan participations is intended to be funded with the proceeds obtained from the repayment of principal balances by individual borrowers. PFGI Capital does not anticipate any material capital expenditures.
In March 2005, the PFGI Capital’s Board publicly announced a share repurchase program for the repurchase of up to 3,000,000 shares of Series A Preferred Stock. This authorization has no date of expiration and preferred shares were repurchased directly from third-party investors. During 2005, PFGI Capital repurchased 2,641,516 shares of Series A Preferred Stock for a total cost of $71.5 million in 2005. There was no repurchase activity in the fourth quarter of 2005. At December 31, 2005, there are 358,484 shares of Series A Preferred Stock available for future repurchase.
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

Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $10.3 million were paid to the Series A Preferred Stockholders during 2005, compared to cash dividends of $12.8 million paid during 2004 and 2003. On February 1, 2006, cash dividends of $1.9 million were paid on the Series A Preferred Stock.
In January 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10,500. Holders of Series B Preferred Stock will be entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.0% per annum of the $100 per share liquidation preference ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as described above for the Series A Preferred Stock, commencing May 17, 2006. The Series B Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution but junior to the Series A Preferred Stock. Holders of the Series B Preferred Stock have no voting rights.
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
As an alternative to distributing a cash dividend to its common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common shareholder used the consent dividend procedure in 2005, 2004, and 2003. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders.
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Series A Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. As of December 31, 2005, the trailing four quarter net income to projected preferred dividend ratio stands at 247%, compared to 125% at December 31, 2004. The improvement in this ratio is due to preferred stock repurchases, which reduced the dividends required in 2005 as well as in future periods, and a higher level of net income in 2005 compared to 2004 as a result of the rising rate environment.
Under certain circumstances, including any determination that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency will have the authority to issue an order that restricts PFGI Capital’s ability to make dividend payments to PFGI Capital’s stockholders, including PFGI Capital preferred stockholders. The exercise of these powers to restrict dividends on PFGI Capital preferred stock would also have the effect of restricting PFGI Capital’s ability to pay dividends on its Common Stock and affect its status as a REIT.
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
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 3 to the financial statements discusses new accounting policies adopted by the PFGI Capital during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the financial statements.

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

QUARTERLY RESULTS OF OPERATIONS — (Unaudited)
The following are quarterly results of operations for PFGI Capital for the years ended December 31, 2005, 2004 and 2003:

(In Thousands, Except Per Share Amounts)	First	Second	Third	Fourth	Full Year

2005:
Interest Income	$4,724	$5,055	$4,710	$4,859	$19,348
Benefit for Loan Participation Losses	78	157	145	25	405

Net Interest Income	4,802	5,212	4,855	4,884	19,753
Noninterest Expense	204	248	198	209	859

Income Before Income Taxes	4,598	4,964	4,657	4,675	18,894
Income Taxes	—	—	—	—	—

Net Income	$4,598	$4,964	$4,657	$4,675	$18,894

Preferred Stock Dividends	$3,197	$3,197	$2,025	$1,914	$10,333

Net Income Available to Common Shares	$1,401	$1,767	$2,632	$2,761	$8,561

Per Common Share:
Basic and Diluted Net Income	$.24	$.30	$.44	$.46	$1.44
Dividends	—	—	—	1.36	1.36

2004:
Interest Income	$3,729	$3,857	$4,161	$4,469	$16,216
Benefit for Loan Participation Losses	—	—	—	600	600

Net Interest Income	3,729	3,857	4,161	5,069	16,816
Noninterest Expense	208	222	225	213	868

Income Before Income Taxes	3,521	3,635	3,936	4,856	15,948
Income Taxes	—	—	—	—	—

Net Income	$3,521	$3,635	$3,936	$4,856	$15,948

Preferred Stock Dividends	$3,197	$3,197	$3,197	$3,197	$12,788

Net Income Available to Common Shares	$324	$438	$739	$1,659	$3,160

Per Common Share:
Basic and Diluted Net Income(a)	$.05	$.07	$.12	$.28	$.53
Dividends	—	—	—	.43	.43

2003:
Interest Income	$4,255	$4,092	$3,901	$3,825	$16,073
Benefit for Loan Participation Losses	—	—	—	1,654	1,654

Net Interest Income	4,255	4,092	3,901	5,479	17,727
Noninterest Expense	208	229	210	211	858

Income Before Income Taxes	4,047	3,863	3,691	5,268	16,869
Income Taxes	—	—	—	—	—

Net Income	$4,047	$3,863	$3,691	$5,268	$16,869

Preferred Stock Dividends	$3,197	$3,197	$3,197	$3,197	$12,788

Net Income Available to Common Shares	$850	$666	$494	$2,071	$4,081

Per Common Share:
Basic and Diluted Net Income(a)	$.14	$.11	$.08	$.35	$.69
Dividends	—	—	—	.41	.41

(a)	The sum of net income per common share for the four quarters may not equal the full year due to rounding.

SELECTED FINANCIAL DATA
The information presented below represents selected financial data relative to PFGI Capital for the years ended December 31, 2005, 2004 and 2003, and for the period from June 12, 2002 (commencement of operations) to December 31, 2002.

(In Thousands, Except Per Share Amounts)	2005	2004	2003	2002

Statements of Income
Interest Income	$19,348	$16,216	$16,073	$10,065
Benefit for Loan Participation Losses	405	600	1,654	—

Net Interest Income	19,753	16,816	17,727	10,065
Noninterest Expense	859	868	858	448

Income Before Income Taxes and Preferred Dividends	18,894	15,948	16,869	9,617

Net Income Available to Common Shareholder	$8,561	$3,160	$4,081	$4,076

Basic and Diluted Net Income Per Common Share	1.44	.53	.69	.69
Preferred Stock Cash Dividend Paid	10,333	12,788	12,788	5,541
Preferred Stock Dividends per Preferred Share	1.9375	1.9375	1.9375	.8396
Average Yield on Earnings Assets	6.48%	4.86%	4.83%	5.51%

Balance Sheet
Loan Participation Interests, Net of Allowance for Loan Participation Losses	$264,090	$323,175	$323,762	$321,755
Total Assets	272,907	335,756	332,910	328,515
Series A Preferred Stock	98,762	165,000	165,000	165,000
Total Stockholders’ Equity	272,853	335,756	332,596	328,515

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PFGI Capital Corporation
We have audited the accompanying balance sheets of PFGI Capital Corporation as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFGI Capital Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
                                                                                /s/ ERNST & YOUNG LLP
Cleveland, Ohio
March 28, 2006

FINANCIAL STATEMENTS
BALANCE SHEETS

	December 31,
(Dollars in Thousands)	2005	2004

Assets
Loan Participations	$264,624	$324,196
Allowance for Loan Participation Losses	(534)	(1,021)

Net Loan Participations	264,090	323,175
Cash and Due from Banks	7,371	10,803
Interest Receivable	1,446	1,087
Other Assets	—	691

Total Assets	$272,907	$335,756

Liabilities
Other Liabilities	$54	$—
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 and 6,600,000 Shares Outstanding at December 31, 2005 and December 31, 2004, respectively	$98,762	$165,000
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued Outstanding	59	59
Capital Surplus	169,879	167,000
Retained Earnings	4,153	3,697

Total Stockholders’ Equity	272,853	335,756

Total Liabilities and Stockholders’ Equity	$272,907	$335,756

See notes to financial statements.

STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2005	2004	2003

Interest Income
Interest on Loan Participations	$18,989	$16,024	$15,942
Interest on Cash Deposit	359	192	131

Total Interest Income	19,348	16,216	16,073
Benefit for Loan Participation Losses	405	600	1,654

Net Interest Income After Benefit for Loan Participation Losses	19,753	16,816	17,727
Noninterest Expense
Loan Servicing Fees	359	398	401
Management Fees	287	318	320
Other Noninterest Expense	213	152	137

Total Noninterest Expense	859	868	858

Income Before Income Taxes	18,894	15,948	16,869
Income Taxes	—	—	—

Net Income	18,894	15,948	16,869

Preferred Stock Dividends	10,333	12,788	12,788

Net Income Available to Common Shares	$8,561	$3,160	$4,081

Per Common Share
Basic	$1.44	$.53	$.69
Diluted	1.44	.53	.69

See notes to financial statements.

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In Thousands)	2005	2004	2003

Operating Activities
Net Income	$18,894	$15,948	$16,869
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Benefit for Loan Participation Losses	(405)	(600)	(1,654)
(Increase) Decrease in Interest Receivable	(359)	(68)	88
Decrease (Increase) in Other Assets	691	(650)	255
Increase (Decrease) in Other Liabilities	54	(314)	314

Net Cash Provided by Operating Activities	18,875	14,316	15,872

Investing Activities
Net Decrease (Increase) in Loan Participations	59,490	1,187	(353)

Net Cash Provided By (Used In) Investing Activities	59,490	1,187	(353)

Financing Activities
Repurchase of Preferred Stock	(71,464)	—	—
Dividends Paid to Preferred Stockholders	(10,333)	(12,788)	(12,788)

Net Cash Used In Financing Activities	(81,797)	(12,788)	(12,788)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,432)	2,715	2,731
Cash and Cash Equivalents at Beginning of Period	10,803	8,088	5,357

Cash and Cash Equivalents at End of Period	$7,371	$10,803	$8,088

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—	—
Income Taxes	—	—	—
Noncash Transactions:
Contribution of Common Stock Consent Dividend	$8,105	$2,560	$2,427
Contribution of 8,000 Preferred Shares by National City Bank	200	—	—

See notes to financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at December 31, 2002	$165,000	$59	$162,013	$1,443	$328,515
Net Income/Comprehensive Income				16,869	16,869
Dividends Paid on Preferred Stock ($1.9375 Per Share)				(12,788)	(12,788)
Common Stock Consent Dividend				(2,427)	(2,427)
Contribution of Consent Dividend			2,427		2,427

Balance at December 31, 2003	$165,000	$59	$164,440	$3,097	$332,596
Net Income/Comprehensive Income				15,948	15,948
Dividends Paid on Preferred Stock ($1.9375 Per Share)				(12,788)	(12,788)
Common Stock Consent Dividend				(2,560)	(2,560)
Contribution of Consent Dividend			2,560		2,560

Balance at December 31, 2004	$165,000	$59	$167,000	$3,697	$335,756
Net Income/Comprehensive Income				18,894	18,894
Repurchase of Preferred Stock (2,641,516 shares)	(66,038)		(5,426)		(71,464)
Dividends Paid on Preferred Stock ($1.9375 Per Share)				(10,333)	(10,333)
Contribution by Bank of Preferred Stock (8,000 shares)	(200)		200		—
Common Stock Consent Dividend				(8,105)	(8,105)
Contribution of Consent Dividend			8,105		8,105

Balance at December 31, 2005	$98,762	$59	$169,879	$4,153	$272,853

See notes to financial statements.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS
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
NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying financial statements include accounts of PFGI Capital. PFGI Capital has no equity ownership in any other entities or interest in “variable interest entities”.
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
Dividends: Dividends on the Series A Preferred Stock are non-cumulative. Upon authorization of the Board of Directors, dividends are payable in arrears and paid quarterly on February 17, May 17, August 17, and November 17 of each year, or if any such day is not a business day, on the next business day. Series A Preferred Stock dividends are paid at a rate of 7.75% per annum of the initial liquidation preference which is $25.00 per share.
Holders of Series B Preferred Stock will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.0% per annum of the $100 per share liquidation preference ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as described above for the Series A Preferred Stock, commencing May 17, 2006. The Series B Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights.
Common stockholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid. Both the common and preferred stock dividends are treated as ordinary income to the stockholders.
As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the years ended December 31, 2005 and 2004, PFGI Capital and its common stockholder used the consent dividend procedure. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.
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
As of December 31, 2005, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of December 31, 2005 or 2004.

The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	December 31
(In Thousands)	2005	2004

Balance at Beginning of Year	$1,021	$1,600
Transferred Allowance, Net	(82)	21
Benefit for Loan Participation Losses	(405)	(600)
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Year	$534	$1,021

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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	For the Year Ended
	December 31,
(In Thousands, Except Per Share Data)	2005	2004	2003

Net Income	$18,894	$15,948	$16,869
Less Preferred Stock Dividends	(10,333)	(12,788)	(12,788)

Net Income Available to Common Stockholders	$8,561	$3,160	$4,081

Weighted Average Common Shares Outstanding	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$1.44	$.53	$.69

NOTE 6. PREFERRED STOCK AND FORWARD PURCHASE CONTRACTS (PRIDES)
In 2005, PFGI Capital repurchased 2,641,516 shares of its Series A Preferred Stock for a total cost of $71.5 million. As of December 31, 2005, PFGI Capital has authorization to repurchase another 358,484 shares of Series A Preferred Stock.
Holders of Forward Purchase Contracts, formerly a component of the PRIDES, were required to exercise their contracts on or before August 17, 2005. In 2005, all PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase .9764 newly issued shares of National City common stock for $25 per share. In connection with the settlement of the Forward Purchase Contracts, 231,416 Preferred Shares were remarketed. The proceeds received from the remarketing were used by the holders of Series A Preferred Stock to fulfill their commitment under the terms of the Forward Purchase Contract. As the Forward Purchase Contracts have been settled, only the Series A Preferred Share component of the PRIDES continues to remain outstanding. The Series A Preferred Shares are traded on the OTC Bulletin Board under the symbol PFGIP.PK.
All of the Series A Preferred Shares which participated in the remarketing, except for 8,000 shares, were purchased by PFGI Capital. The remaining 8,000 shares of Series A Preferred Stock were contributed to the Bank as a result of these shares, which were intended for remarketing, not being delivered as required. The Bank then contributed these shares to PFGI Capital. All Series A Preferred Shares held by PFGI Capital were retired. As of December 31, 2005, 3,950,484 shares of Series A Preferred Shares remain outstanding.
Holders of the remaining outstanding Series A Preferred Stock will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Dividends on the Series A Preferred Stock will be payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, or if any such day is not a business day, on the next business day. The Series A Preferred Stock will rank senior to the Common Stock and Series B Preferred Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution. Holders of PFGI Capital’s Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the stockholders, voting as a single class with the holders of Common Stock.

Each share of PFGI Capital’s Series A Preferred Stock will be automatically exchanged for one newly issued share of Bank Series A Preferred Stock upon the occurrence of an exchange event. An exchange event occurs when:
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
In January 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10,500. Holders of Series B Preferred Stock will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.0% per annum of the $100 per share liquidation preference ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as described above for the Series A Preferred Stock, commencing May 17, 2006. The Series B Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution but junior to the Series A Preferred Stock. Holders of the Series B Preferred Stock have no voting rights.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $359 thousand, $398 thousand, and $401 thousand for the years ended December 31, 2005, 2004, and 2003, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	For the Year Ended
	December 31,
(In Thousands)	2005	2004

Principal Balance at Beginning of Year	$324,196	$325,362
Transfers of Loan Participations from the Bank to PFGI Capital	645,047	328,351
Loan Participation Advances	2,987	25,392
Transfers of Loan Participations from PFGI Capital to the Bank	(642,008)	(197,712)
Loan Participation Payments	(65,598)	(157,197)

Principal Balance at End of Year	$264,624	$324,196

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $287 thousand, $318 thousand, and $320 thousand for the years ended December 31, 2005, 2004, and 2003, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. During 2005, the Bank contributed 8,000 shares of Series A Preferred Stock of PFGI Capital, that it obtained in the remarketing of these shares, to PFGI Capital. These shares have been retired by PFGI Capital. Refer to Note 6 to the financial statements for further discussion of preferred stock.
As referenced in Note 6 above, 105 shares of Series B Preferred Stock were issued to employees of the bank on January 30, 2006.

As of December 31, 2005 and 2004, PFGI Capital had an interest-bearing deposit account of $7.4 million and $10.8 million, respectively, at the Bank and a net (payable) receivable of $(44) thousand and $657 thousand, respectively, to/from the Bank.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for most of PFGI Capital’s assets, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values, which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of PFGI Capital. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management’s implementation of its program to manage overall interest rate risk. It is not management’s intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

	December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$264,624	$277,292	$324,196	$329,906
Less: Allowance for Loan Participation Losses	(534)	—	(1,021)	—

Net Commercial Mortgage Loan Participations	$264,090	$277,292	$323,175	$329,906

Cash and Due From Banks	$7,371	$7,371	$10,803	$10,803

The following methods and assumptions were used in estimating the fair values of these financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
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
Payment of dividends on PFGI Capital’s Series A Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At December 31, 2005 and 2004, the Bank’s total risk-based capital ratio was 10.10% and 11.84%, respectively, its Tier 1 risk-based capital ratio was 6.34% and 8.61%, respectively, and its leverage ratio was 6.53% and 6.67%, respectively. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital Series A Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2005, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2006 of approximately $1.2 billion plus an additional amount equal to its net income through the date of declaration in 2006. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.
NOTE 10. LEGAL CONTINGENCIES
On May 3, 2003, a purported class action was filed in the U.S. District Court for the Southern District of Ohio by shareholder Silverback Master Ltd. As amended on August 22, 2003, the case named as defendants Provident, PFGI Capital, Provident’s former President and Provident’s former Chief Financial Officer, and was allegedly on behalf of all purchasers of PRIDES in or traceable to a June 6, 2002 offering of those securities registered with the Securities and Exchange Commission and extending to March 5, 2003. This action was based upon circumstances involved in a restatement of earnings announced by Provident on March 5, 2003. It alleged violations of securities laws by the defendants in Provident’s financial disclosures during the period from March 30, 1998 through March 5, 2003 and in the June 2002 offering. It sought an unspecified amount of compensatory damages.
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
National City has reached an agreement with the plaintiffs to settle this matter which has been approved by the presiding trial judge. PFGI Capital will not have any obligation to the plaintiffs under the settlement. The case and all claims against PFGI Capital have been settled. Accordingly, there will be no impact on PFGI Capital’s financial condition, results of operations or cash flows.
Corporate Information
All reports filed electronically by PFGI Capital Corporation (PFGI Capital) with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on National City Corporation’s Web site at NationalCity.com. These filings are also accessible on the SEC’s Web site at sec.gov.
PFGI Capital and National City’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114. Directors and officers of PFGI Capital are:

T. James Berry Director	(Member of Audit and Compensation Committees)
Linda K. Erkkila	Director and Secretary (Member of Executive Committee)
Robert P. Hipskind	General Auditor
Dett P. Hunter	Director (Member of Audit and Compensation Committees)
J. Richard Jordan	Director, Vice President and Assistant Secretary
Susan M. Kinsey	Director and President (Member of Executive Committee)
Jan M. Bone	Director and Vice President
David J. Lucido	Director, Chief Financial Officer and Treasurer
J.David Rosenberg	Director (Member of Executive, Audit and Compensation Committees)
John E. Rubenbauer	Director
The Registrar and Transfer Agent of PFGI Capital is:
National City Bank
1900 East Ninth Street
Cleveland, Ohio 44114
Phone: 1-800-622-6757

RISK FACTORS
U.S FEDERAL INCOME TAX LAWS AND CONSEQUENCES
Until August 2005, Class A Preferred Stock was attached to a forward purchase contract. This combined unit was known as a PRIDES. No statutory, judicial or administrative authority directly addresses the treatment of PRIDES or instruments similar to PRIDES for United States federal income tax purposes. As a result, the United States federal income tax consequences of the purchase, ownership and disposition of the PRIDES (including the timing and the character of a holder’s gain, income or loss with respect to the PRIDES) are unclear.
No assurance can be given that PFGI Capital will be able to operate in such a manner so as to remain qualified as a REIT for United States federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the satisfaction of various factual requirements not entirely within PFGI Capital’s control. No assurance can be given that new legislation, regulations, administrative interpretations, or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect PFGI Capital’s ability to operate. Any such new legislation, regulation, interpretation, or decision could be the basis of a Tax Event that would, with the prior written approval of the Federal Reserve Board and the Office of the Comptroller of the Currency, permit PFGI Capital to redeem PFGI Capital Series A Preferred Stock.
If PFGI Capital were to fail to qualify as a REIT, the dividends on PFGI Capital’s stock, including PFGI Capital Series A Preferred Stock, would not be deductible by PFGI Capital for federal income tax purposes and PFGI Capital would be subject to federal income tax in the same manner as a regular, domestic corporation. Thus PFGI Capital (or, in the likely event that PFGI Capital also became part of the consolidated group of which National City Corporation is the parent, such consolidated group) likely would face a greater tax liability and the amount of income available for distribution to holders of PFGI Capital Series A Preferred Stock would be reduced.
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
To qualify as a REIT, PFGI Capital will, broadly speaking, be required each year to distribute as dividends to PFGI Capital’s stockholders at least 90% of PFGI Capital’s taxable income, excluding capital gains. Failure to comply with this requirement would result in PFGI Capital being subject to tax at regular corporate rates. In addition, PFGI Capital will be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid by PFGI Capital with respect to any calendar year are less than the sum of:
•	85% of PFGI Capital’s ordinary income for the calendar year,

•	95% of PFGI Capital’s capital gains net income for the calendar year, and

•	100% of undistributed taxable income from prior periods.
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
If the Federal Reserve Board or the Office of the Comptroller of the Currency determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to:
•	restrict PFGI Capital’s ability to transfer assets;

•	restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of shares of PFGI Capital Series A Preferred Stock;

•	restrict PFGI Capital’s ability to redeem its preferred stock; or

•	require the Bank to sever its relationship with PFGI Capital or divest its ownership of PFGI Capital.

Some of these actions by the Federal Reserve Board or the Office of the Comptroller of the Currency would likely result in a failure of PFGI Capital to qualify as a REIT.
Payment of dividends of PFGI Capital’ Series A Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Federal Reserve Board. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; and a leverage ratio of less than 5.0%. At December 31, 2005 and 2004, the Bank’s total risk-based capital ratio was 10.10% and 11.84%, respectively, its Tier 1 risk-based capital ratio was 6.34% and 8.61%, respectively, and its leverage ratio was 6.53% and 6.67%, respectively. While the Bank intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations, there can be no assurance that the Bank will be able to do so. The exercise of the Federal Reserve Board’s power to restrict dividends on PFGI Capital Series A Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock. The inability to pay dividends on PFGI Capital’s common stock would prevent PFGI Capital from meeting the statutory requirement in effect for a REIT to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
If PFGI Capital had to be treated for tax purposes in the same manner as the other consolidated subsidiaries of the Bank, rather than as a REIT, PFGI Capital’s loss of tax benefits would be directly and immediately felt by PFGI Capital’s stockholders.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2005, the Bank could without prior regulatory approval and absent contrary supervisory guidance declare dividends in 2006 of approximately $1.2 million plus an additional amount equal to its net income through the date of declaration in 2006. Since PFGI Capital is a member of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.
CONFLICT OF INTERESTS
PFGI Capital has no employees. The Bank performs all of PFGI Capital’s business operations. All of PFGI Capital’s officers and five of PFGI Capital’s directors are also officers of the Bank or its affiliates. PFGI Capital’s common officers with the Bank devote less than 10% of their time to managing PFGI Capital’s business. Four directors are independent directors who are not employed by or otherwise affiliated with PFGI Capital, nor are they an officer, director or otherwise affiliated with Provident or the Bank. The Bank controls 94% of the voting power of PFGI Capital’s outstanding shares. As a result, the Bank has the right to elect all of PFGI Capital’s directors, including PFGI Capital’s independent directors, except for the two additional independent directors to be elected by the holders of PFGI Capital Series A Preferred Stock if PFGI Capital fails to pay dividends on PFGI Capital Series A Preferred Stock for at least six consecutive dividend periods. The Bank and its affiliates have interests that are not identical to PFGI Capital’s and, therefore, conflicts of interest may arise with respect to transactions between the Bank and PFGI Capital.
PFGI Capital is dependent on the diligence and skill of the officers and employees of the Bank for the selection and structuring of the loans underlying PFGI Capital’s participation interests and PFGI Capital’s other authorized investments. The Bank will select the amount, type, and price of loan participation interests and other assets that PFGI Capital will acquire from the Bank. Although these purchases are made within the investment policies of PFGI Capital neither PFGI Capital nor the Bank has obtained any third-party valuations, nor does PFGI Capital intend to do so in the future. Although PFGI Capital has adopted certain policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved from time to time at the discretion of the board of directors without a vote of PFGI Capital’s stockholders. Changes in or exceptions made to these policies could permit PFGI Capital to acquire lower quality assets.
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
CHANGES IN INTEREST RATES AND COLLATERAL VALUES
A substantial portion of PFGI Capital’s income consists of interest payments on the commercial mortgage loans underlying PFGI Capital’s participation interests. At December 31, 2005, 40% of the commercial mortgage loans underlying PFGI Capital’s participation interests, as measured by the aggregate outstanding principal amount, bore interest at adjustable rates, and the remainder bore interest at fixed rates. Adjustable rate loans decrease the risks to a lender associated with increases in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased interest obligation increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying PFGI Capital’s participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, PFGI Capital may find it more difficult to purchase additional participation interests in mortgage loans bearing interest at rates sufficient to support the payment of the dividends on PFGI Capital Series A Preferred Stock. Because the rate at which dividends are required to be paid on PFGI Capital Series A Preferred Stock is fixed, there can be no assurance that a declining interest rate environment would not adversely affect PFGI Capital’s ability to pay full, or even partial, dividends on PFGI Capital Series A Preferred Stock.
At December 31, 2005, 85% of the properties underlying the commercial mortgage loan participation interests of PFGI Capital were located in Ohio. Because of the concentration of PFGI Capital’s interests in Ohio, in the event of adverse economic, political or business conditions or natural hazards in Ohio, PFGI Capital would likely experience higher rates of loss and delinquency on PFGI Capital’s mortgage loan participation interests than if the underlying loans were more geographically diversified.
As measured by aggregate outstanding principal amount, 100% of the assets acquired from the Bank consisted of participation interests in commercial mortgage loans. Commercial mortgage loans generally tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-fami1y residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, PFGI Capital may experience higher rates of default on its participation interests in commercial mortgage loans than it would if its loans were more diversified and included a greater number of underlying residential and other loans.
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
Generally, neither PFGI Capital nor the Bank obtains credit enhancements such as borrower bankruptcy insurance or obtains special hazard insurance for the loans underlying PFGI Capital’s participation interests, other than standard hazard, which will in each case only relate to individual loans.
PFGI Capital is not required to limit its investments to assets of the types presently in PFGI Capital’s portfolio. Assets such as non-mortgage related securities, equipment loans or real estate may involve different risks not described in this report. PFGI Capital is not required to, and there can be no assurance that PFGI Capital will maintain the levels or asset coverage that currently exist relative to the amount of PFGI Capital’s preferred stock and obligations senior to it.
CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in PFGI Capital’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.
There have been no significant changes in PFGI Capital’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation.

4.1	Forward Purchase Contract Agreement incorporated by reference to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

4.2	Income PRIDES incorporated by reference to Exhibit A to Exhibit 4.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

4.3	Pledge Agreement incorporated by reference to Exhibit 4.4 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

4.4	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

4.5	Remarketing Agreement incorporated by reference to Exhibit 4.6 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

4.6	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred Stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report of Form 8-K filed on January 30, 2006.

10.1	Master Participation and Servicing Agreement, as amended and restated as of October 20, 2004.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

12.0	Computation of Ratio Earnings to Fixed Charges.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on April 20, 2005.

23.0	Consent of Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated March 30, 2006 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated March 30, 2006 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated March 30, 2006 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated March 30, 2006 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: March 30, 2006	/s/ David J. Lucido
David J. Lucido
Chief Financial Officer and Treasurer (Principal Financial Officer)
Duly Authorized Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PFGI Capital Corporation and in the capacities and on the dates indicated.

Signature	Capacity	Date .
/s/ Susan M. Kinsey * Susan M. Kinsey	Director and President (Principal Executive Officer)	March 30, 2006
/s/ T. James Berry * T. James Berry	Director	March 30, 2006
/s/ Dett Hunter * Dett Hunter	Director	March 30, 2006
/s/ Linda K. Erkkila * Linda K. Erkkila	Director and Secretary	March 30, 2006
/s/ Jan M. Bone * Jan M. Bone	Director, Vice President	March 30, 2006
/s/ J. David Rosenberg * J. David Rosenberg	Director	March 30, 2006
/s/ John E. Rubenbauer * John E. Rubenbauer	Director	March 30, 2006
/s/ David J. Lucido * David J. Lucido	Director, Chief Financial Officer and Treasurer	March 30, 2006
/s/ J. Richard Jordan * J. Richard Jordan	Director, Vice President and Assistant Secretary	March 30, 2006

* Linda K. Erkkila, as attorney-in-fact, signs this report on behalf of the above-named officers and directors pursuant to powers of attorney duly executed by such officers and directors empowering Linda K. Erkkila, Susan M. Kinsey or David J. Lucido to sign on their behalf.
/s/ Linda K. Erkkila

Linda K. Erkkila, attorney-in-fact