Form 10-Q
period 2006-03-31
PFGI CAPITAL CORP
filed 2006-05-15
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

Commission File 1-08019-01
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
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred stock, as of the latest practicable date.
Common Stock, $.01 Par Value = 5,940,000
Series A Preferred Stock, $25.00 Stated Value = 3,950,484
Series B Preferred Stock, $.01 Par Value = 105
(As of April 30, 2006)

Quarter Ended March 31, 2006
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED MARCH 31, 2006
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
Note 1: Recent sale of unregistered securities – A total of 105 shares of Series B Preferred Stock were issued on January 30, 2006 for consideration of $10,500. The shares were issued to employees of National City Bank. National City Bank contributed the capital for this issuance. Proceeds from the issuance of these shares were used for general purposes. These shares are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the 1933 Act.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in Thousands)	2006	2005

Assets
Loan Participations	$267,544	$264,624
Allowance for Loan Participation Losses	(443)	(534)

Net Loan Participations	267,101	264,090
Cash and Due from Banks	7,153	7,371
Interest Receivable	1,165	1,466
Other Assets	280	—

Total Assets	$275,699	$272,907

Liabilities
Other Liabilities	$42	$54
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding at March 31, 2006 and December 31, 2005	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 and 0 Shares Issued and Outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	169,889	169,879
Retained Earnings	6,947	4,153

Total Stockholders’ Equity	275,657	272,853

Total Liabilities and Stockholders’ Equity	$275,699	$272,907

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31
(In Thousands, Except Per Share Data)	2006	2005

Interest Income
Interest on Loans Participations	$4,783	$4,642
Interest on Cash Deposit	89	82

Total Interest Income	4,872	4,724
Benefit for Loan Participation Losses	(95)	(78)

Net Interest Income After Benefit for Loan Participation Losses	4,967	4,802
Noninterest Expense
Loan Servicing Fees	83	101
Management Fees	66	81
Other Noninterest Expense	110	22

Total Noninterest Expense	259	204

Income Before Income Taxes	4,708	4,598
Income Taxes	—	—

Net Income	$4,708	$4,598

Preferred Stock Dividends	1,914	3,197

Net Income Available to Common Share Holders	$2,794	$1,401

Per Common Share
Basic	$.47	$.24
Diluted	.47	.24
Dividends	—	—

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Operating Activities
Net Income	$4,708	$4,598
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Benefit for Loan Participation Losses	(95)	(78)
Decrease (Increase) in Interest Receivable	281	(793)
Increase in Other Assets	(280)	(58)
Decrease in Other Liabilities	(12)	—

Net Cash Provided by Operating Activities	4,602	3,669

Investing Activities
Net Increase in Loan Participations	(2,916)	(954)

Net Cash Used in Investing Activities	(2,916)	(954)

Financing Activities
Proceeds from Issuance of Series B Preferred Stock	10	—
Dividends Paid to Preferred Stockholders	(1,914)	(3,197)

Net Cash Used In Financing Activities	(1,904)	(3,197)

Net Decrease in Cash and Cash Equivalents	(218)	(482)
Cash and Cash Equivalents at Beginning of Period	7,371	10,803

Cash and Cash Equivalents at End of Period	$7,153	$10,321

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—
See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2005	$165,000	$59	$167,000	$3,697	$335,756
Net Income/Comprehensive Income				4,598	4,598
Dividends Paid on Preferred Stock				(3,197)	(3,197)

Balance at March 31, 2005	$165,000	$59	$167,000	$5,098	$337,157

Balance at January 1, 2006	$98,762	$59	$169,879	$4,153	$272,853
Net Income/Comprehensive Income				4,708	4,708
Dividends Paid on Preferred Stock				(1,914)	(1,914)
Issuance of Series B Preferred Stock			10		10

Balance at March 31, 2006	$98,762	$59	$169,889	$6,947	$275,657

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
All of PFGI Capital’s Common Stock is owned by National City Bank (the Bank). PFGI Capital’s Series A Preferred Stock is owned by outside investors and its Series B Preferred Stock is owned by present and former employees of National City Bank or National City Corporation. The Bank, a nationally chartered bank, is a wholly-owned subsidiary of National City Corporation (National City), and provides full-service retail and commercial banking services. PFGI Capital’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114, and its Investors Relations telephone number is (800) 622-4204.
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
Use of Estimates: The accounting and reporting policies of PFGI Capital conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update PFGI Capital’s 2005 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
Management’s determination of the adequacy of the allowance is based on an assessment of the inherent loss potential given the conditions at the time. This assessment consists of certain loans being evaluated on an individual basis, as well as all loans being categorized based on common characteristics related to the allowance factors and being evaluated as a group. Loans reviewed on an individual basis include large non homogeneous credits where their internal credit rating is at or below a predetermined classification. Loans not individually reviewed are segmented by characteristics related to the allowance factors. Analyses are performed on segments of the portfolio based upon trends in delinquencies, charge-offs, economic factors and business strategies. Adequacy factors may be adjusted based on changes in expected potential losses in a particular segment.
Dividends: Dividends on the Series A and Series B Preferred Stock are non-cumulative. Upon authorization of the Board of Directors, dividends are payable in arrears and paid quarterly on February 17, May 17, August 17, and November 17 of each year, or if any such day is not a business day, on the next business day. Dividends on the Series A Preferred Stock are paid at a rate of 7.75% per annum of the initial liquidation preference of $25 per share. Dividends on the Series B Preferred Stock are paid at a rate of 5.00% per annum of the initial liquidation preference of $100 per share.
Common stockholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid. Both the Common and Preferred Stock dividends are treated as ordinary income to the stockholders.
As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the year ended December 31, 2005, PFGI Capital and its common stockholder used the consent dividend procedure. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.
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
As of March 31, 2006, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
REITs generally are subject to tax at the maximum corporate rate on any income from foreclosure property, other than income that would be qualifying income for purposes of the 75% gross income test, less deductible expenses directly connected with the production of such income. Therefore, prior to foreclosure of any underlying loan acquired by PFGI Capital from the Bank, PFGI Capital currently intends to sell the participation interest in the underlying loan back to the Bank. The Bank will then bear all expenses related to the foreclosure after that time.
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Changes and Error Corrections: In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on financial condition, the results of operations, or liquidity.
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of March 31, 2006 or 2005.
The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Balance at Beginning of Period	$534	$1,021
Transferred Allowance, Net	4	4
Benefit for Loan Participation Losses	(95)	(78)
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Period	$443	$947

NOTE 5. EARNINGS PER COMMON SHARE
Basic earnings per common share is the amount of earnings for the period available to each share of PFGI Capital Common Stock (Common Stock) outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of Common Stock outstanding during the reporting period adjusted for the potential issuance of Common Stock for stock options, convertible debt, etc. The earnings available to each share of Common Stock have been reduced by any Preferred Stock dividend. PFGI Capital has no stock options or convertible debt or other potential equity instruments and therefore basic and diluted earnings per share are calculated on the same basis. The Bank owns all of the issued and outstanding Common Stock of PFGI Capital.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31
(In Thousands, Except Per Share Data)	2006	2005

Net Income	$4,708	$4,598
Less Preferred Stock Dividends	(1,914)	(3,197)

Net Income Available to Common Stockholders	$2,794	$1,401

Weighted Average Common Shares Outstanding	5,940	5,940

Basic and Diluted Earnings Per Share	$.47	$.24

NOTE 6. PREFERRED STOCK AND FORWARD PURCHASE CONTRACTS (PRIDES)
In January 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10 thousand. Holders of Series B Preferred Stock will be entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.0% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as described below for the Series A Preferred Stock, commencing May 17, 2006. The Series B Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution but junior to the Series A Preferred Stock. Holders of the Series B Preferred Stock have no voting rights.
The holders of the Series A Preferred Stock will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Dividends on the Preferred Stock will be payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, or if any such day is not a business day, on the next business day. The Preferred Stock will rank senior to the Common Stock and Series B Preferred Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution. Holders of PFGI Capital’s Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the stockholders, voting as a single class with the holders of Common Stock.
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
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock. There were no share repurchases during the three months ended March 31, 2006 or 2005. As of March 31, 2006, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A Preferred Stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $83 thousand and $101 thousand for the three month periods ended March 31, 2006 and 2005, respectively.

A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended
	March 31,
(In Thousands)	2006	2005

Principal Balance at Beginning of Period	$264,624	$324,196
Transfers of Loan Participations from the Bank to PFGI Capital	40,698	420,213
Loan Participation Advances	—	1,296
Transfers of Loan Participations from PFGI Capital to the Bank	(24,641)	(394,709)
Loan Participation Payments	(13,137)	(25,842)

Principal Balance at End of Period	$267,544	$325,154

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $66 thousand and $81 thousand for the three months ended March 31, 2006 and 2005, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On January 30, 2006, 105 shares of Series B Preferred Stock were issued to National City or Bank employees. The Bank contributed $10 thousand of capital for the issuance of these shares. As of March 31, 2006, employees of the Bank or National City own 102 shares of the Series B Preferred Stock.
As of March 31, 2006 and December 31, 2005, PFGI Capital had an interest-bearing deposit account with the Bank of $7.2 million and $7.4 million, respectively. PFGI Capital also had a net receivable from the Bank of $280 thousand as of March 31, 2006, compared to a net payable to the Bank of $44 thousand as of December 31, 2005.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market data. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Because no secondary market exists for most of PFGI Capital’s assets, the derived fair values are calculated estimates, and the fair values provided herein do not necessarily represent the actual values, which may be realized in the disposition of these instruments. The aggregate fair value amounts presented do not represent the underlying value of PFGI Capital. What is presented below is a point-in-time valuation that is affected, in part, by unrealized gains and losses resulting from management’s implementation of its program to manage overall interest rate risk. It is not management’s intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

(In Thousands)	March 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$267,544	$277,043	$264,624	$277,292
Less: Allowance for Loan Participation Losses	(443)	—	(534)	—

Net Commercial Mortgage Loan Participations	$267,101	$277,043	$264,090	$277,292

Cash and Due From Banks	$7,153	$7,153	$7,371	$7,371

The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.

NOTE 9. DIVIDEND RESTRICTIONS
Because PFGI Capital is a direct subsidiary of the Bank, regulatory authorities will have the right to examine PFGI Capital and PFGI Capital’s activities and, under certain circumstances, to impose restrictions on the Bank or PFGI Capital. If the Office of the Comptroller of the Currency determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of shares of PFGI Capital’s Preferred Stock.
Payment of dividends on PFGI Capital’s Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At March 31, 2006, the Bank’s total risk-based capital ratio was 10.36%, its Tier 1 risk-based capital ratio was 7.43%, and its leverage ratio was 6.94%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At March 31, 2006, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2006 of approximately $1 billion plus an additional amount equal to its net income through the date of declaration in 2006. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.
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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $2.8 million, or $.47 per common share, for the first quarter of 2006, compared to $1.4 million, or $.24 per common share, for the first quarter of 2005. The increase in net income available to common stockholders for the first quarter of 2006 reflects a lower preferred dividend requirement in 2006 resulting from share repurchases which occurred in the prior year. Cash dividends of $1.9 million, or $.4844 per share were paid to the Series A Preferred stockholders during the first quarter of 2006, compared to cash dividends of $3.2 million, also $.4844 per share paid during the first quarter of 2005. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
At March 31, 2006 and December 31, 2005, PFGI Capital had total assets of $276 million and $273 million, respectively. These assets were primarily comprised of net loan participations totaling $267 million and $264 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $276 million and $273 million as of March 31, 2006 and December 31, 2005, respectively.
RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $4.9 million for the three months ended March 31, 2006 compared to $4.7 million for the same period a year earlier. The increase in interest income was due to a higher yield on earnings assets as shown in the following table:

	Three Months Ended
	March 31
	2006			2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$265,917	$4,783	7.29%	$323,318	$4,642	5.82%
Deposit account with Bank	7,787	89	4.62	13,535	82	2.45

Total earning assets	273,704	4,872	7.21%	336,853	$4,724	5.69%
Allowance for loan participation losses	(535)			(1,611)
Other nonearning assets	1,196			684

Total assets	$274,365			$335,926

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$649			$7
Stockholders’ equity	273,716			335,919

Total liabilities and stockholders’ equity	$274,365			$335,926

Provision For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. A benefit of $95 thousand was recognized during the three months ended March 31, 2006, compared to a benefit of $78 thousand for the three month period ended March 31,

2005. The benefit recognized for loan participation losses reflects continued improvement in the credit quality of this portfolio. All loan participations were transferred to PFGI Capital with an allowance for loan losses believed adequate to absorb anticipated losses.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during the first three months of 2006 or 2005. Noninterest expense of $259 thousand was recognized during the three month period ended March 31, 2006, compared to $204 thousand for the same period in 2005. Noninterest expense included compensation paid to the Bank for loan servicing and management fees that totaled $149 thousand during the three months ended March 31, 2006, and $182 thousand for the same period in the prior year. The decrease in loan servicing and management fees in 2006 reflects lower loan participations outstanding. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations. Other noninterest expense was $110 thousand for the three months ended March 31, 2006 compared to $22 thousand in the same period in the prior year. The increase in other noninterest expense in 2006 reflects legal and other fees associated with federal income tax matters.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of March 31, 2006 and December 31, 2005, PFGI Capital had $267 million and $264 million, respectively, of loan participations, net of an allowance for loan participation losses. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of March 31, 2006, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at March 31, 2006:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Office/Warehouse	23	$63,720	23.82%
Apartments	24	54,242	20.27
Shopping/Retail	8	26,060	9.74
Healthcare Facilities	5	19,423	7.26
Residential Development	3	5,720	2.14
Hotel/Motel	1	2,989	1.12
Other Commercial Properties	60	95,390	35.65

Total	124	$267,544	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at March 31, 2006:

	Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	3	$1,780	1.11%	1	$673	.63%
5.00% to 5.99%	8	19,537	12.16	2	8,259	7.73
6.00% to 6.99%	16	29,647	18.45	14	37,046	34.67
7.00% to 7.99%	38	94,728	58.95	17	31,328	29.32
Over 8.00%	14	14,994	9.33	11	29,552	27.65

Total	79	$160,686	100.00%	45	$106,858	100.00%

			Percentage by
		Aggregate Principal	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	Balance (In Thousands)	Balance	Interest Rate

Fixed Rate Loans	79	$160,686	60.06%	7.12%
Variable Rate Loans	45	106,858	39.94	7.25

Total	124	$267,544	100.00%	7.19%

Other Assets and Liabilities
As of March 31, 2006 and December 31, 2005, PFGI Capital had cash of $7.2 million and $7.4 million, respectively, in an interest bearing deposit account at the Bank. As of March 31, 2006, the account was yielding a rate of 4.75%. Additionally, PFGI Capital had interest receivable of $1.2 million and $1.5 million as of March 31, 2006 and December 31, 2005, respectively. PFGI Capital had accounts receivable from the Bank of $280 thousand as of March 31, 2006, with no such receivables outstanding as of December 31, 2005. Accounts payable to the Bank were $44 thousand as of December 31, 2005, with no such payables outstanding as of March 31, 2006. Other accrued liabilities were $42 thousand as of March 31, 2006 and $10 thousand as of December 31, 2005.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of March 31, 2006, approximately 82% of the loans underlying the participation interests are located in Ohio, compared with 85% as of December 31, 2005. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Apartment, Office / Warehouse, and Shopping / Retail property types represent approximately 54% of the total loan participation balance at March 31, 2006. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 14 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Balance at Beginning of Period	$534	$1,021
Transferred Allowance, Net	4	4
Benefit for Loan Participation Losses	(95)	(78)
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Period	$443	$947

Net Charge-Offs to Average Loan Participations	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.17%	.29%

A benefit for loan participation losses was recognized for the three months ending March 31, 2006 and 2005 due to continued improvement in the credit quality in loan participation portfolio. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of March 31, 2006, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure.
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
During the first quarter of 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10 thousand. Holders of Series B Preferred Stock will be entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A Preferred Stock, commencing on May 17, 2006.
Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $1.9 and $3.2 million were paid during the first quarter of 2006 and 2005, respectively. No dividends were paid on the Series B Preferred Stock during the first quarter of 2006. Commencing with the second quarter of 2006, PFGI Capital expects to pay a quarterly dividend on the Series B Preferred Stock of $131.
PFGI Capital expects to distribute annually an aggregate amount of dividends with respect to its outstanding shares equal to approximately 100% of its REIT taxable income (as determined before any deduction for dividends paid and excluding any net capital gain). In order to remain qualified as a REIT, PFGI Capital is required to distribute annually at least 90% of such REIT taxable income to its stockholders. PFGI Capital expects that it will, after paying the dividends on all series and classes of preferred stock, pay dividends to the holder of its common stock in an amount sufficient to comply with applicable requirements regarding qualification as a REIT and to ensure that there will be no federal taxable income at the PFGI Capital level.
In 2005, PFGI Capital’s Board authorized the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. There were no share repurchases in the first quarter of 2006 or 2005. As of March 31, 2006, 358,484 shares of Series A Preferred Stock remain authorized for repurchase. There is no expiration date on this repurchase program.
As an alternative to distributing a cash dividend to its common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common shareholder used the consent dividend procedure in 2005. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders.
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. For the period ending March 31, 2006, the trailing four quarter net income to projected preferred dividend ratio stands at 248%, approximately equal to this ratio at December 31, 2005.
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
Management’s determination of the adequacy of the allowance is based on an assessment of the inherent loss potential given the conditions at the time. This assessment consists of certain loans being evaluated on an individual basis, as well as all loans being categorized based on common characteristics related to the allowance factors and being evaluated as a group. Loans reviewed on an individual basis include large non homogeneous credits where their internal credit rating is at or below a predetermined classification. Loans not individually reviewed are segmented by characteristics related to the allowance factors. Analyses are performed on segments of the portfolio based upon trends in delinquencies, charge-offs, economic factors and business strategies. Adequacy factors may be adjusted based on changes in expected potential losses in a particular segment.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 3 to the consolidated financial statements discusses new accounting policies adopted by the PFGI Capital during 2006 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At March 31, 2006, 60% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. PFGI Capital did not have any interest-rate-sensitive liabilities as of March 31, 2006.
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

100 basis points decrease	(2.83)%
200 basis points decrease	(5.67)
100 basis points increase	2.83
200 basis points increase	5.67

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than 3.25%. For the first three months of 2006, the average weighted yield on loan participations was 7.29%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 404 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in PFGI Capital’s risk factors as disclosed in the 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 16 of this report are incorporated herein by reference. The sale of unregistered securities disclosure contained in note 1 on page 3 of this report is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

4.2
Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4
Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred Stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1
Master Participation and Servicing Agreement as amended and restated as of October 20, 2004 incorporated by reference to Exhibit 10.1 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on April 20, 2005.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated May 15, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated May 15, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated May 15, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated May 15, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: May 15, 2006	/s/ David J. Lucido
David J. Lucido
Chief Financial Officer and Treasurer (Principal Financial Officer)
Duly Authorized Officer