Form 10-Q
period 2006-06-30
PFGI CAPITAL CORP
filed 2006-08-14
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
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
(As of July 31, 2006)

Quarter Ended June 30, 2006
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED JUNE 30, 2006
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in Thousands)	2006	2005

Assets
Loan Participations	$270,998	$264,624
Allowance for Loan Participation Losses	(399)	(534)

Net Loan Participations	270,599	264,090
Cash and Due from Banks	6,739	7,371
Interest Receivable	1,318	1,446
Other Assets	—	—

Total Assets	$278,656	$272,907

Liabilities
Other Liabilities	$144	$54
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding at June 30, 2006 and December 31, 2005	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 and 0 Shares Issued and Outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	169,889	169,879
Retained Earnings	9,802	4,153

Total Stockholders’ Equity	278,512	272,853

Total Liabilities and Stockholders’ Equity	$278,656	$272,907

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2006	2005	2006	2005

Interest Income
Interest on Loans Participations	$4,850	$4,956	$9,633	$9,598
Interest on Cash Deposit	92	99	181	181

Total Interest Income	4,942	5,055	9,814	9,779
Benefit for Loan Participation Losses	(51)	(157)	(146)	(235)

Net Interest Income After Benefit for Loan Participation Losses	4,993	5,212	9,960	10,014
Noninterest Expense
Loan Servicing Fees	84	95	167	196
Management Fees	68	75	134	156
Other Noninterest Expense	73	78	183	100

Total Noninterest Expense	225	248	484	452

Income Before Income Taxes	4,768	4,964	9,476	9,562
Income Taxes	—	—	—	—

Net Income	$4,768	$4,964	$9,476	$9,562

Preferred Stock Dividends	1,913	3,197	3,827	6,394

Net Income Available to Common Shareholders	$2,855	$1,767	$5,649	$3,168

Per Common Share
Basic	$.48	$.30	$.95	$.53
Diluted	.48	.30	.95	.53
Dividends	—	—	—	—

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In Thousands)	2006	2005

Operating Activities
Net Income	$9,476	$9,562
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Benefit for Loan Participation Losses	(146)	(235)
Decrease in Interest Receivable	—	10
Decrease in Other Assets	128	566
Increase in Other Liabilities	90	10

Net Cash Provided by Operating Activities	9,548	9,913

Investing Activities
Net (Increase) Decrease in Loan Participations	(6,363)	64,948

Net Cash (Used) Provided by Investing Activities	(6,363)	64,948

Financing Activities
Proceeds from Issuance of Series B Preferred Stock	10	—
Repurchase of Series A Preferred Stock	—	(65,850)
Dividends Paid to Preferred Stockholders	(3,827)	(6,394)

Net Cash Used In Financing Activities	(3,817)	(72,244)

Net (Decrease) Increase in Cash and Cash Equivalents	(632)	2,617
Cash and Cash Equivalents at Beginning of Period	7,371	10,803

Cash and Cash Equivalents at End of Period	$6,739	$13,420

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—
See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2005	$165,000	$59	$167,000	$3,697	$335,756
Net Income/Comprehensive Income				9,562	9,562
Repurchase of Preferred Stock (2,418,100 shares)	(60,452)		(5,398)		(65,850)
Dividends Paid on Preferred Stock				(6,394)	(6,394)

Balance at June 30, 2005	$104,548	$59	$161,602	$6,865	$273,074

Balance at January 1, 2006	$98,762	$59	$169,879	$4,153	$272,853
Net Income/Comprehensive Income				9,476	9,476
Dividends Paid on Preferred Stock				(3,827)	(3,827)
Issuance of Series B Preferred Stock			10		10

Balance at June 30, 2006	$98,762	$59	$169,889	$9,802	$278,512

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
NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited financial statements include accounts of PFGI Capital. PFGI Capital has no equity ownership in any other entities or interests in “variable interest entities”.
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
As of June 30, 2006, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The adoption of this standard is not expected to have a material effect on financial condition, results of operations or liquidity.
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
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of June 30, 2006 or December 31, 2005.

The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2006	2005	2006	2005

Balance at Beginning of Period	$443	$947	$534	$1,021
Transferred Allowance, Net	7	(93)	11	(89)
Benefit for Loan Participation Losses	(51)	(157)	(146)	(235)
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$399	$697	$399	$697

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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands, Except Per Share Data)	2006	2005	2006	2005

Net Income	$4,768	$4,964	$9,476	$9,562
Less Preferred Stock Dividends	(1,913)	(3,197)	(3,827)	(6,394)

Net Income Available to Common Stockholders	$2,855	$1,767	$5,649	$3,168

Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$.48	$.30	$.95	$.53

NOTE 6. PREFERRED STOCK AND FORWARD PURCHASE CONTRACTS (PRIDES)
In January 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10 thousand. Holders of Series B Preferred Stock will be entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.0% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as described below for the Series A Preferred Stock. The Series B Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution but junior to the Series A Preferred Stock. Holders of the Series B Preferred Stock have no voting rights.
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

PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock. There were no share repurchases during the six months ended June 30, 2006. During the six months ended June 30, 2005 PFGI Capital repurchased 2.4 million shares of stock for a total cost of $66 million. As of June 30, 2006, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A Preferred Stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $84 thousand and $167 thousand for the three- and six-month periods ended June 30, 2006, respectively. Loan servicing costs incurred by PFGI Capital totaled $95 thousand and $196 thousand for the three- and six-month period ended June 30, 2005, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2006	2005	2006	2005

Principal Balance at Beginning of Period	$267,544	$325,154	$264,624	$324,196
Transfers of Loan Participations from the Bank to PFGI Capital	51,470	128,203	92,168	548,416
Loan Participation Advances	12,543	1,538	12,543	2,834
Transfers of Loan Participations from PFGI Capital to the Bank	(45,091)	(165,204)	(69,732)	(559,913)
Loan Participation Payments	(15,468)	(30,532)	(28,605)	(56,374)

Principal Balance at End of Period	$270,998	$259,159	$270,998	$259,159

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $68 thousand and $134 thousand for the three- and six-month periods ended June 30, 2006, respectively. Management fees incurred by PFGI Capital totaled $75 thousand and $156 thousand for the three- and six-month periods ended June 30, 2005, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On January 30, 2006, 105 shares of Series B Preferred Stock were issued to National City or Bank employees. The Bank contributed $10 thousand of capital for the issuance of these shares. As of June 30, 2006, substantially all of the outstanding shares of the Series B Preferred Stock are owned by current employees of the Bank or National City.
As of June 30, 2006 and December 31, 2005, PFGI Capital had an interest-bearing deposit account with the Bank of $6.7 million and $7.4 million, respectively. PFGI Capital also had a net payable to the Bank of $74 thousand as of June 30, 2006, compared to a net payable to the Bank of $44 thousand as of December 31, 2005.
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

	June 30, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$270,998	$278,587	$264,624	$277,292
Less: Allowance for Loan Participation Losses	(399)	—	(534)	—

Net Commercial Mortgage Loan Participations	$270,599	$278,587	$264,090	$277,292

Cash and Due From Banks	$6,739	$6,739	$7,371	$7,371

The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
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
Payment of dividends on PFGI Capital’s Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At June 30, 2006, the Bank’s total risk-based capital ratio was 10.36%, its Tier 1 risk-based capital ratio was 6.91%, and its leverage ratio was 6.70%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At June 30, 2006, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2006 of approximately $1.3 billion plus an additional amount equal to its net income through the date of declaration in 2006. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.
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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $2.9 million, or $.48 per common share for the second quarter of 2006, respectively, compared to $1.8 million, or $.30 per common share, for the second quarter of 2005. The increase in net income available to common stockholders for the second quarter of 2006 reflects a lower preferred dividend requirement in 2006 resulting from share repurchases which occurred in the prior year. Cash dividends of $1.9 million were paid to preferred stockholders during the second quarter of 2006, compared to cash dividends of $3.2 million paid during the second quarter of 2005. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
For the first six months of 2006 and 2005, net income available to common stockholders was $5.6 million, or $.95 per common share, and $3.2 million, or $.53 per common share, respectively. Cash dividends of $3.8 million and $6.4 million were paid to the preferred stockholders during the first six months of 2006 and 2005, respectively.
At June 30, 2006 and December 31, 2005, PFGI Capital had total assets of $279 million and $273 million, respectively. These assets were primarily comprised of net loan participations totaling $271 million and $264 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $279 million and $273 million as of June 30, 2006 and December 31, 2005, respectively.
RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $4.9 million and $9.8 million for the three and six months ended June 30, 2006, compared to $5.1 million and $9.8 million for the same period a year earlier. Interest income for the second quarter of 2006 was down slightly from the comparable quarter of 2005 despite the higher average rate earned. The decrease was as a result of lower average loan participations outstanding for the comparable quarters. For the six-month period ended June 30, 2006 , the increase in interest income was due to a higher yield on earnings assets and was partially offset by the lower average loan participations outstanding compared to the six months ended June 30, 2005. The averages and interest earned are shown in the following tables:

	Three Months Ended
	June 30
	2006			2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$269,368	$4,850	7.22%	$301,926	$4,957	6.58%
Deposit account with Bank	7,306	92	5.07	13,832	99	2.88

Total earning assets	276,674	4,942	7.16%	315,758	5,056	6.42%
Allowance for loan participation losses	(446)			(912)
Other nonearning assets	990			1,523

Total assets	$277,218			$316,369

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$681			$631
Stockholders’ equity	276,537			315,738

Total liabilities and stockholders’ equity	$277,218			$316,369

	Six Months Ended
	June 30
	2006			2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$267,652	$9,633	7.26%	$312,563	$9,598	6.19%
Deposit account with Bank	7,545	181	4.84	13,684	181	2.67

Total earning assets	275,197	9,814	7.19%	326,247	9,779	6.04%
Allowance for loan participation losses	(490)			(1,259)
Other nonearning assets	1,094			1,272

Total assets	$275,801			$326,260

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$667			$487
Stockholders’ equity	275,134			325,773

Total liabilities and stockholders’ equity	$275,801			$326,260

Provision For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. A benefit of $51 thousand and $146 thousand was recognized during the three- and six-month periods ended June 30, 2006, compared to a benefit of $157 thousand and $235 thousand for the three- and six-month periods ended June 30, 2005, respectively. The benefit recognized for loan participation losses reflects continued improvement in the credit quality of this portfolio. All loan participations were transferred to PFGI Capital with an allowance for loan losses believed adequate to absorb anticipated losses.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during the second quarter and the first six months of 2006 or 2005. Noninterest expense of $225 thousand and $484 thousand was recognized during the second quarter and six months ended June 30, 2006, compared to $248 thousand and $452 thousand for the same periods in 2005, respectively. Noninterest expense included compensation paid to the Bank for loan servicing and management fees that totaled $152 thousand and $301 thousand during the second quarter and six months ended June 30, 2006, compared to $170 thousand and $352 thousand for the same period in the prior year, respectively. The decrease in loan servicing and management fees in 2006 reflects lower average loan participations outstanding. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations. Other noninterest expense was $73 thousand and $183 thousand for the second quarter and six months ended June 30, 2006 compared to $78 thousand and $100 thousand for the same periods in the prior year. The increase in other noninterest expense in 2006 reflects legal and other fees associated with federal income tax matters.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of June 30, 2006 and December 31, 2005, PFGI Capital had $271 million and $265 million, respectively, of loan participations, net of an allowance for loan participation losses. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of June 30, 2006, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at June 30, 2006:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Apartments	29	$62,242	22.97%
Office/Warehouse	20	56,583	20.88
Shopping/Retail	10	35,527	13.11
Healthcare Facilities	5	18,949	6.99
Residential Development	2	3,797	1.40
Hotel/Motel	1	2,954	1.09
Other Commercial Properties	71	90,946	33.56

Total	138	$270,998	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at June 30, 2006:

		Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	2	$1,079	.60%	1	$667	.73%
5.00% to 5.99%	13	23,713	13.14	4	12,363	13.65
6.00% to 6.99%	17	37,407	20.74	9	25,784	28.46
7.00% to 7.99%	43	102,007	56.54	21	35,822	39.54
Over 8.00%	14	16,193	8.98	14	15,963	17.62

Total	89	$180,399	100.00%	49	$90,599	100.00%

			Percentage by
		Aggregate Principal	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	Balance (In Thousands)	Balance	Interest Rate

Fixed Rate Loans	89	$180,399	66.57%	7.09%
Variable Rate Loans	49	90,599	33.43	7.42

Total	138	$270,998	100.00%	7.26%

Other Assets and Liabilities
As of June 30, 2006 and December 31, 2005, PFGI Capital had cash of $6.7 million and $7.4 million, respectively, in an interest bearing deposit account at the Bank. As of June 30, 2006, the account was yielding a rate of 5.19%. Additionally, PFGI Capital had interest receivable of $1.3 million and $1.4 million as of June 30, 2006 and December 31, 2005, respectively. Accounts payable to the Bank were $74 thousand and $44 thousand as of June 30, 2006 and December 31, 2005, respectively. Other accrued liabilities were $70 thousand as of June 30, 2006 and $10 thousand as of December 31, 2005.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of June 30, 2006, approximately 81% of the loans underlying the participation interests are located in Ohio, compared with 85% as of December 31, 2005. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Apartment, Office / Warehouse, and Shopping / Retail property types represent approximately 57% of the total loan participation balance at June 30, 2006. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 15 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.
The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Balance at Beginning of Period	$443	$947	$534	$1,021
Transferred Allowance, Net	7	(93)	11	(89)
Benefit for Loan Participation Losses	(51)	(157)	(146)	(235)
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$399	$697	$399	$697

Net Charge-Offs to Average Loan Participations	.00%	.00%	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.15%	.27%	.15%	.27%

A benefit for loan participation losses was recognized for the second quarter and six month ended June 30, 2006 and 2005 due to continued improvement in the credit quality in loan participation portfolio. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of June 30, 2006, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure.
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
During the first quarter of 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10 thousand. Holders of Series B Preferred Stock will be entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A Preferred Stock. Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $1.9 million and $3.8 million were paid during the second quarter and six months ended June 30, 2006 compared to $3.2 million and $6.4 million for the same period of 2005, respectively.
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
In 2005, PFGI Capital’s Board authorized the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. There were no share repurchases in the first half of 2006. As of June 30, 2006, 358,484 shares of Series A Preferred Stock remain authorized for repurchase. There is no expiration date on this repurchase program.
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
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. For the period ending June 30, 2006, the trailing four quarter net income to projected preferred dividend ratio stands at 246%, approximately equal to this ratio at December 31, 2005.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At June 30, 2006, 67% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. PFGI Capital did not have any interest-rate-sensitive liabilities as of June 30, 2006.
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

	June 30
	2006	2005

Hypothetical Change in Interest Rates
100 basis points decrease	(2.25)%	(3.97)%
200 basis points decrease	(4.50)	(7.95)
100 basis points increase	2.25	3.96
200 basis points increase	4.50	7.93

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than 3.18%. At June 30, 2006, the average weighted yield on loan participations was 7.26%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 408 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 24, 2006, at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
     1. Elected to continue to serve as directors all nominees designated in the Information Statement dated April 26, 2006 as follows:

	Number of Votes
	For	Withheld
James T. Berry	5,940,000	—
Jan M. Boone	5,940,000	—
Linda K. Erkkila	5,940,000	—
Dett P. Hunter	5,940,000	—
J. Richard Jordan	5,940,000	—
Susan M. Kinsey	5,940,000	—
David J. Lucido	5,940,000	—
J. David Rosenberg	5,940,000	—
John E. Rubenbauer	5,940,000	—
     2. Ratified to Audit Committee’s selection of Ernst & Young LLP as the Independent Registered Public Accounting Firm for PFGI Capital Corporation for 2006: 5,940,000 votes cast for, 0 votes cast against, and 0 votes abstained.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

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

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on April 20, 2005.

Exhibit
Number	Exhibit Description
31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 14, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 14, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated August 14, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated August 14, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: August 14, 2006	/s/ David J. Lucido

David J. Lucido
Chief Financial Officer and Treasurer (Principal Financial Officer)
Duly Authorized Officer