Form 10-Q
period 2006-09-30
PFGI CAPITAL CORP
filed 2006-11-14
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
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
(As of October 31, 2006)

Quarter Ended September 30, 2006
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2006	2005

Assets
Loan Participations	$274,533	$264,624
Allowance for Loan Participation Losses	(419)	(534)

Net Loan Participations	274,114	264,090
Cash and Due from Banks	6,019	7,371
Interest Receivable	1,398	1,446

Total Assets	$281,531	$272,907

Liabilities
Other Liabilities	$59	$54
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding at September 30, 2006 and December 31, 2005	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 and 0 Shares Issued and Outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	169,889	169,879
Retained Earnings	12,762	4,153

Total Stockholders’ Equity	281,472	272,853

Total Liabilities and Stockholders’ Equity	$281,531	$272,907

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands, Except Per Share Data)	2006	2005	2006	2005

Interest Income
Interest on Loans Participations	$4,959	$4,607	$14,592	$14,205
Interest on Cash Deposit	91	103	272	284

Total Interest Income	5,050	4,710	14,864	14,489
Provision (Benefit) for Loan Participation Losses	16	(145)	(130)	(380)

Net Interest Income After Provision (Benefit) for Loan Participation Losses	5,034	4,855	14,994	14,869
Noninterest Expense
Loan Servicing Fees	85	81	252	277
Management Fees	68	65	202	221
Other Noninterest Expense	7	52	190	152

Total Noninterest Expense	160	198	644	650

Income Before Income Taxes	4,874	4,657	14,350	14,219
Income Taxes	—	—	—	—

Net Income	$4,874	$4,657	$14,350	$14,219

Preferred Stock Dividends	$1,914	$2,025	$5,741	$8,419

Net Income Available to Common Shareholders	$2,960	$2,632	$8,609	$5,800

Per Common Share
Basic	$.50	$.44	$1.45	$.98
Diluted	.50	.44	1.45	.98
Dividends	—	—	—	—

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In Thousands)	2006	2005

Operating Activities
Net Income	$14,350	$14,219
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Benefit From Loan Participation Losses	(130)	(380)
Decrease (Increase) in Interest Receivable	48	(91)
Decrease in Other Assets	—	425
Increase in Other Liabilities	5	10

Net Cash Provided by Operating Activities	14,273	14,183

Investing Activities
Net (Increase) Decrease in Loan Participations	(9,894)	63,199

Net Cash (Used) Provided by Investing Activities	(9,894)	63,199

Financing Activities
Proceeds from Issuance of Series B Preferred Stock	10	—
Repurchase of Series A Preferred Stock	—	(71,464)
Dividends Paid to Preferred Stockholders	(5,741)	(8,419)

Net Cash Used In Financing Activities	(5,731)	(79,883)

Net Decrease in Cash and Cash Equivalents	(1,352)	(2,501)
Cash and Cash Equivalents at Beginning of Period	7,371	10,803

Cash and Cash Equivalents at End of Period	$6,019	$8,302

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—
Contribution of 8,000 Series A Preferred Shares by National City Bank	—	$200
See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2005	$165,000	$59	$167,000	$3,697	$335,756
Net Income/Comprehensive Income				14,219	14,219
Repurchase of Preferred Stock (2,641,516 shares)	(66,038)		(5,426)		(71,464)
Dividends Paid on Preferred Stock				(8,419)	(8,419)
Contribution by Bank of Preferred Stock (8,000 shares)	(200)		200		—

Balance at September 30, 2005	$98,762	$59	$161,774	$9,497	$270,092

Balance at January 1, 2006	$98,762	$59	$169,879	$4,153	$272,853
Net Income/Comprehensive Income				14,350	14,350
Dividends Paid on Preferred Stock				(5,741)	(5,741)
Issuance of Series B Preferred Stock			10		10

Balance at September 30, 2006	$98,762	$59	$169,889	$12,762	$281,472

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
Management’s determination of the adequacy of the allowance is based on an assessment of the inherent loss potential given the conditions at the time. This assessment consists of certain loans being evaluated on an individual basis, as well as all loans being categorized based on common characteristics related to the allowance factors and being evaluated as a group. Loans reviewed on an individual basis include large nonhomogeneous credits where their internal credit rating is at or below a predetermined classification. Loans not individually reviewed are segmented by characteristics related to the allowance factors. Analyses are performed on segments of the portfolio based upon trends in delinquencies, charge-offs, economic factors and business strategies. Adequacy factors may be adjusted based on changes in expected potential losses in a particular segment.
Dividends: Dividends on the Series A and Series B Preferred Stock are non-cumulative. Upon authorization of the Board of Directors, dividends are payable in arrears and paid quarterly on February 17, May 17, August 17, and November 17 of each year or, if any such day is not a business day, on the next business day. Dividends on the Series A Preferred Stock are paid at a rate of 7.75% per annum of the initial liquidation preference of $25 per share. Dividends on the Series B Preferred Stock are paid at a rate of 5.00% per annum of the initial liquidation preference of $100 per share.
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
As of September 30, 2006, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on financial condition, results of operations, or liquidity.
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

NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of September 30, 2006 or December 31, 2005.
The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Balance at Beginning of Period	$399	$697	$534	$1,021
Transferred Allowance, Net	4	3	15	(86)
Provision (Benefit) for Loan Participation Losses	16	(145)	(130)	(380)
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$419	$555	$419	$555

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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands, Except Per Share Data)	2006	2005	2006	2005

Net Income	$4,874	$4,657	$14,350	$14,219
Less Preferred Stock Dividends	(1,914)	(2,025)	(5,741)	(8,419)

Net Income Available to Common Stockholders	$2,960	$2,632	$8,609	$5,800

Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$.50	$.44	$1.45	$.98

NOTE 6. PREFERRED STOCK
In January 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10.5 thousand. Holders of Series B Preferred Stock will be entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.0% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as described below for the Series A Preferred Stock. The Series B Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution but junior to the Series A Preferred Stock. Holders of the Series B Preferred Stock have no voting rights.
The holders of the Series A Preferred Stock will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Dividends on the Preferred Stock will be payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year or, if any such day is not a business day, on the next business day. The Preferred Stock will rank senior to the Common Stock and Series B Preferred Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution. Holders of PFGI Capital’s Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the stockholders, voting as a single class with the holders of Common Stock.
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
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock. There were no share repurchases during the nine months ended September 30, 2006. During the nine months ended September 30, 2005 PFGI Capital repurchased 2.6 million shares of stock for a total cost of $71 million. As of September 30, 2006, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A Preferred Stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $85 thousand and $252 thousand for the three- and nine-month periods ended September 30, 2006, respectively. Loan servicing costs incurred by PFGI Capital totaled $81 thousand and $277 thousand for the three- and nine-month period ended September 30, 2005, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Principal Balance at Beginning of Period	$270,998	$259,159	$264,624	$324,196
Transfers of Loan Participations from the Bank to PFGI Capital	35,682	77,570	127,850	625,986
Loan Participation Advances	—	153	12,543	2,987
Transfers of Loan Participations from PFGI Capital to the Bank	(12,820)	(72,636)	(82,552)	(632,549)
Loan Participation Payments	(19,327)	(3,335)	(47,932)	(59,709)

Principal Balance at End of Period	$274,533	$260,911	$274,533	$260,911

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $68 thousand and $202 thousand for the three- and nine-month periods ended September 30, 2006, respectively. Management fees incurred by PFGI Capital totaled $65 thousand and $221 thousand for the three- and nine-month periods ended September 30, 2005, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On January 30, 2006, 105 shares of Series B Preferred Stock were issued to National City or Bank employees. The Bank contributed $10.5 thousand of capital for the issuance of these shares. As of September 30, 2006, substantially all of the outstanding shares of the Series B Preferred Stock are owned by current employees of the Bank or National City.
As of September 30, 2006 and December 31, 2005, PFGI Capital had an interest-bearing deposit account with the Bank of $6.0 million and $7.4 million, respectively. PFGI Capital also had a net payable to the Bank of $49 thousand as of September 30, 2006, and $44 thousand as of December 31, 2005.

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

(In Thousands)	September 30, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$274,533	$284,936	$264,624	$277,292
Less: Allowance for Loan Participation Losses	(419)	—	(534)	—

Net Commercial Mortgage Loan Participations	$274,114	$284,936	$264,090	$277,292

Cash and Due From Banks	$6,019	$6,019	$7,371	$7,371

The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
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
Payment of dividends on PFGI Capital’s Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At September 30, 2006, the Bank’s total risk-based capital ratio was 10.45%, its Tier 1 risk-based capital ratio was 7.73%, and its leverage ratio was 7.32%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At September 30, 2006, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2006 of approximately $1.7 billion plus an additional amount equal to its net income through the date of declaration in 2006. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $3.0 million, or $.50 per common share for the third quarter of 2006, respectively, compared to $2.6 million, or $.44 per common share, for the third quarter of 2005. The increase in net income available to common stockholders for the third quarter of 2006 reflects a lower preferred dividend requirement in 2006 resulting from share repurchases which occurred in the prior year as well as higher yields on earning assets. Cash dividends of $1.9 million were paid to preferred stockholders during the third quarter of 2006, compared to cash dividends of $2.0 million paid during the third quarter of 2005. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
For the first nine months of 2006 and 2005, net income available to common stockholders was $8.6 million, or $1.45 per common share, and $5.8 million, or $.98 per common share, respectively. Cash dividends of $5.7 million and $8.4 million were paid to the preferred stockholders during the first nine months of 2006 and 2005, respectively.
At September 30, 2006 and December 31, 2005, PFGI Capital had total assets of $282 million and $273 million, respectively. These assets were primarily comprised of net loan participations totaling $274 million and $264 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $281 million and $273 million as of September 30, 2006 and December 31, 2005, respectively.

RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and no related interest expense. Total interest income was $5.1 million and $14.9 million for the three and nine months ended September 30, 2006, compared to $4.7 million and $14.5 million for the same periods a year earlier. Interest income for the third quarter of 2006 was up slightly from the comparable quarter of 2005 due to the higher average rate earned as well as higher average loan participations outstanding. For the nine-month period ended September 30, 2006, the increase in interest income was due to a higher yield on earnings assets partially offset by lower average loan participations outstanding. The average balances and interest earned for the three and nine months ended September 30, 2006 and 2005 are shown in the following tables:

	Three Months Ended
	September 30
	2006			2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$272,516	$4,959	7.22%	$259,723	$4,607	7.04%
Deposit account with Bank	7,140	91	5.09	11,679	103	3.49

Total earning assets	279,656	5,050	7.16%	271,402	4,710	6.89%
Allowance for loan participation losses	(401)			(696)
Other nonearning assets	1,160			1,012

Total assets	$280,415			$271,718

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$636			$679
Stockholders’ equity	279,779			271,039

Total liabilities and stockholders’ equity	$280,415			$271,718

	Nine Months Ended
	September 30
	2006			2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$269,291	$14,592	7.24%	$294,756	$14,205	6.44%
Deposit account with Bank	7,409	272	4.92	13,008	284	2.92

Total earning assets	276,700	14,864	7.18%	307,764	14,489	6.29%
Allowance for loan participation losses	(460)			(1,070)
Other nonearning assets	1,116			1,185

Total assets	$277,356			$307,879

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$656			$551
Stockholders’ equity	276,700			307,328

Total liabilities and stockholders’ equity	$277,356			$307,879

Provision For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of inherent losses in the loan portfolio. A provision of $16 thousand and a benefit of $130 thousand was recognized during the three- and nine-month periods ended September 30, 2006, compared to a benefit of $145 thousand and $380 thousand for the three- and nine-month periods ended September 30, 2005, respectively. A provision for loan participation losses was recognized in the three months ended September 30, 2006 due to a slight increase in inherent credit losses in the loan portfolio. A benefit was recognized in the three months ended September 30, 2005 as the component of the allowance related to loans originated by the Provident Bank was released. The overall benefit recognized for loan participation losses for the nine months ended September 30, 2006 reflects continued improvement in the credit quality of this portfolio as loans originated by National City Bank comprise a larger percentage of the portfolio. All loan participations were transferred to PFGI Capital with an allowance for loan losses believed adequate to absorb anticipated losses.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during the third quarter and the first nine months of 2006 or 2005. Noninterest expense of $160 thousand and $644 thousand was recognized during the third quarter and the first nine months ended September 30, 2006, compared to $198 thousand and $650 thousand for the same periods in 2005, respectively. Noninterest expense included compensation paid to the Bank for loan servicing and management fees that totaled $153 thousand and $454 thousand during the third quarter and the first nine months ended September 30, 2006, compared to $146 thousand and $498 thousand for the same period in the prior year, respectively. The increase in the loan servicing and management fees for the third quarter of 2006 is due to higher average loan participations outstanding for the quarter compared to the same quarter of 2005. The decrease in loan servicing and management fees for the year-to-date period ending September 30, 2006 reflects lower average loan participations outstanding. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations. Other noninterest expense was $7 thousand and $190 thousand for the third quarter and the first nine months ended September 30, 2006 compared to $52 thousand and $152 thousand for the same periods in the prior year. The decrease in other noninterest expense in the third quarter of 2006 compared to the prior year reflects the reversal of a previously accrued legal invoice. The increase in other noninterest expense on a year-to-date basis in 2006 reflects legal and other fees associated with federal income tax matters.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of September 30, 2006 and December 31, 2005, PFGI Capital had $274 million and $264 million, respectively, of loan participations, net of an allowance for loan participation losses. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of September 30, 2006, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at September 30, 2006:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Apartments	27	$60,077	21.88%
Office/Warehouse	21	61,509	22.41
Nonresidential Real Estate	30	36,494	13.29
Shopping/Retail	12	33,205	12.10
Commercial	23	30,587	11.14
Healthcare Facilities	5	18,461	6.72
Hotel/Motel	1	2,918	1.06
Other Commercial Properties	30	31,282	11.40

Total	149	$274,533	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at September 30, 2006:

	Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	2	$1,046	.56%	2	$732	.83%
5.00% to 5.99%	13	21,026	11.24	6	15,102	17.26
6.00% to 6.99%	23	41,883	22.39	5	6,910	7.90
7.00% to 7.99%	46	109,411	58.50	27	51,076	58.38
Over 8.00%	12	13,674	7.31	13	13,673	15.63

Total	96	$187,040	100.00%	53	$87,493	100.00%

			Percentage by
		Aggregate Principal	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	Balance (In Thousands)	Balance	Interest Rate
Fixed Rate Loans	96	$187,040	68.13%	7.06%
Variable Rate Loans	53	87,493	31.87	7.32

Total	149	$274,533	100.00%	7.15%

Other Assets and Liabilities
As of September 30, 2006 and December 31, 2005, PFGI Capital had cash of $6.0 million and $7.4 million, respectively, in an interest bearing deposit account at the Bank. As of September 30, 2006, the account was yielding a rate of 5.25%. Additionally, PFGI Capital had interest receivable of $1.4 million as of September 30, 2006 and December 31, 2005. Accounts payable to the Bank were $49 thousand and $44 thousand as of September 30, 2006 and December 31, 2005, respectively. Other accrued liabilities were $10 thousand as of September 30, 2006 and December 31, 2005.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of September 30, 2006, approximately 81% of the loans underlying the participation interests are located in Ohio, compared with 85% as of December 31, 2005. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Apartment, Office/Warehouse, and Nonresidential Real Estate property types represent approximately 58% of the total loan participation balance at September 30, 2006. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 15 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.
The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Balance at Beginning of Period	$399	$697	$534	$1,021
Transferred Allowance, Net	4	3	15	(86)
Provision (Benefit) for Loan Participation Losses	16	(145)	(130)	(380)
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$419	$555	$419	$555

Net Charge-Offs to Average Loan Participations	.00%	.00%	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.15%	.21%	.15%	.21%

A provision for loan participation losses was recognized in the three months ended September 30, 2006 due to a slight increase in inherent credit losses in the loan portfolio. A benefit was recognized in the three months ended September 30, 2005 as the component of the allowance related to loans originated by the Provident Bank was released. A benefit for loan participation losses was recognized for the nine-month period ended September 30, 2006 and 2005 due to continued improvement in the credit quality in loan participation portfolio. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of September 30, 2006, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure.
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
During the first quarter of 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10.5 thousand. Holders of Series B Preferred Stock will be entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock will be payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A Preferred Stock. Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $1.9 million and $5.7 million were paid during the third quarter and nine months ended September 30, 2006 compared to $2.0 million and $8.4 million for the same periods of 2005, respectively.
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
In 2005, PFGI Capital’s Board authorized the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. There were no share repurchases in the first nine months of 2006. As of September 30, 2006, 358,484 shares of Series A Preferred Stock remain authorized for repurchase. There is no expiration date on this repurchase program.

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
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. For the period ending September 30, 2006, the trailing four quarter net income to projected preferred dividend ratio stands at 249%, fairly consistent compared to this ratio at December 31, 2005 of 247%.
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
Management’s determination of the adequacy of the allowance is based on an assessment of the inherent loss potential given the conditions at the time. This assessment consists of certain loans being evaluated on an individual basis, as well as all loans being categorized based on common characteristics related to the allowance factors and being evaluated as a group. Loans reviewed on an individual basis include large nonhomogeneous credits where their internal credit rating is at or below a predetermined classification. Loans not individually reviewed are segmented by characteristics related to the allowance factors. Analyses are performed on segments of the portfolio based upon trends in delinquencies, charge-offs, economic factors and business strategies. Adequacy factors may be adjusted based on changes in expected potential losses in a particular segment.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At September 30, 2006, 68% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. PFGI Capital did not have any interest-rate-sensitive liabilities as of September 30, 2006.
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

	September 30
	2006	2005

Hypothetical Change in Interest Rates
100 basis points decrease	(2.07)%	(3.52)%
200 basis points decrease	(4.13)	(7.03)
100 basis points increase	2.07	3.51
200 basis points increase	4.13	7.02

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than 3.10%. At September 30, 2006, the average weighted interest rate on loan participations was 7.15%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 405 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
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

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on April 20, 2005.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit
Number	Exhibit Description

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2006 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation (Registrant)
Date: November 14, 2006	/s/ David J. Lucido
David J. Lucido
Chief Financial Officer and Treasurer (Principal Financial Officer) Duly Authorized Officer