Form 10-K
period 2006-12-31
PFGI CAPITAL CORP
filed 2007-03-09
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006	Commission File 1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under The Laws of Maryland	IRS Employer I.D. No. 04-3659419
1900 East Ninth Street, Cleveland, Ohio 44114
Phone: (800) 622-4204
Securities registered pursuant to section 12(b) of the Act: Series A Preferred Stock
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment o this Form 10-K ☑
Indicate by check whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2006 was $0.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of February 28, 2007.
     Common Stock, $.01 Par Value — 5,940,000
     Series A Preferred Stock, $25.00 Stated Value — 3,950,484
     Series B Preferred Stock, $.01 Par Value — 105
Documents Incorporated by Reference:
Portions of the registrant’s definitive information statement to be filed with the Commission pursuant to Regulation 14C within 120 days after the close of registrant’s fiscal year ending December 31, 2006 are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11 Executive Compensation; Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions; and Item 14. Principal Accounting Fees and Services, of Part III.

Year Ended December 31, 2006
Financial Report
and Form 10-K

FINANCIAL REPORT AND FORM 10-K
INDEX TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2006

Page
Part I
Item 1. Business	4
Average Balance Sheets/Interest/Rates	5
Loan Participations	6
Risk Elements of Loan Participation Portfolio	7
Item 1A. Risk Factors	24-26
Item 1B. Unresolved Staff Comments — None
Item 2. Properties — None
Item 3. Legal Proceedings — None
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
Item 9B. Other Information — None
Part III
Item 10. Directors, Executive Officers and Corporate Governance (Note 1)
Item 11. Executive Compensation (Note 1)
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Note 1)
Item 13. Certain Relationships and Related Transactions, and Director Independence (Note 1)
Item 14. Principal Accountant Fees and Services (Note 1)
Part IV
Item 15. Exhibits and Financial Statement Schedules	13-23, 27
Signature	28
EX-12
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Note 1: Item is incorporated by reference to PFGI Capital’s definitive information statement to be filed with the Commission pursuant to Regulation 14C within 120 days after the close of PFGI Capital’s fiscal year ending December 31, 2006.
Financial Statement Schedules — Omitted due to inapplicability or because required information is shown in the financial statements or the notes thereto.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM  1. BUSINESS
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
All of PFGI Capital’s Common Stock (Common Stock) is owned by National City Bank (the Bank), a wholly owned subsidiary of National City Corporation (National City), a financial holding company headquartered in Cleveland, Ohio. Prior to March 5, 2005, all of PFGI Capital’s Common Stock was owned by The Provident Bank, formerly a wholly owned subsidiary of Provident Financial Group, Inc. (Provident). Effective July 1, 2004, National City acquired Provident pursuant to an Agreement and Plan of Merger under which The Provident Bank became a wholly owned subsidiary of National City. On March 5, 2005, The Provident Bank was merged into National City Bank. Unless specifically referenced, references in this section relative to the Bank refer to the Provident Bank prior to March 5, 2005 and National City Bank thereafter.
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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $11.5 million, or $1.94 per common diluted share for 2006, compared to $8.6 million, or $1.44 per common diluted share for 2005, and $3.2 million, or $0.53 per common diluted share for 2004. Cash dividends of $7.7 million were paid to preferred stockholders during 2006, compared to cash dividends of $10.3 million and $12.8 million paid during 2005 and 2004, respectively. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. Consent dividends of $11.5 million, $8.1 million, and $2.6 million were considered to be paid to the common shareholders and contributed back to PFGI Capital for 2006, 2005 and 2004, respectively. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
The increase in net income available to common stockholders in 2006 was due primarily to the lower preferred dividend requirement resulting from share repurchases which occurred in 2005. Net income available to common shareholders grew in 2005 compared to 2004 due to higher yielding earning assets as well as a lower preferred dividend requirement.
At December 31, 2006 and 2005, PFGI Capital had total assets of $285.4 million and $272.9 million, respectively. These assets were primarily comprised of net loan participations totaling $275.6 million and $264.1 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $284.4 million and $272.9 million as of December 31, 2006 and 2005, respectively.

RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $19.9 million for 2006 compared to $19.3 million and $16.2 million for 2005 and 2004, respectively. The increase in interest income was primarily due to a higher yield on earning assets resulting from the rising interest rate environment. The average balances and interest earned for 2006, 2005, and 2004 are shown in the following tables:

	For the Years Ended December 31,

	2006			2005			2004

(Dollars in Thousands)	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate

Assets:
Loan participations	$270,616	$19,569	7.23%	$286,844	$18,989	6.62%	$316,223	$16,024	5.07%
Deposit account with Bank	7,514	377	5.01	11,709	359	3.07	17,328	192	1.11

Total earning assets	278,130	$19,946	7.17%	298,553	$19,348	6.48%	333,551	$16,216	4.86%
Allowance for loan participation losses	(450)			(941)			(1,274)
Other nonearning assets	1,155			1,051			1,435

Total assets	$278,835			$298,663			$333,712

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$614			$501			$5
Stockholders’ equity	278,221			298,162			333,707

Total liabilities and stockholders’ equity	$278,835			$298,663			$333,712

Provision (Benefit) For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A benefit of $68 thousand, $405 thousand, and $600 thousand was recognized during 2006, 2005, and 2004, respectively, due to improvement in the credit quality of the underlying portfolio as loans originated by National City Bank continue to comprise a larger percentage of the portfolio. All loan participations are transferred to PFGI Capital with an allowance for loan participation losses believed adequate to absorb anticipated losses.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during 2006, 2005, or 2004. Noninterest expense of $828 thousand, $859 thousand, and $868 thousand was recognized during 2006, 2005, and 2004, respectively. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For 2006, 2005, and 2004, loan servicing fees totaled $338 thousand, $359 thousand, and $398 thousand, respectively, while management fees totaled $271 thousand, $287 thousand, and $318 thousand, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations. The decrease in loan servicing and management fees in both 2006 and 2005 reflects lower average loan participations outstanding.
Other noninterest expense was $219 thousand, $213 thousand, and $152 thousand for 2006, 2005, and 2004, respectively. The increase in other noninterest expense in 2006 compared to the prior years primarily reflects legal and other fees associated with federal income tax matters. The increase in other noninterest expense in 2005 compared to the prior year was primarily related to the costs incurred with remarketing of the PRIDES.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.

FINANCIAL CONDITION
Loan Participations
As of December 31, 2006 and 2005, PFGI Capital had $275.6 million and $264.1 million, respectively, of loan participations, net of an allowance for loan participation losses of $483 thousand and $534 thousand, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of December 31, 2006, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at December 31, 2006:

		Aggregate Principal	Percentage by
		Balance	Aggregate Principal
Property Type	Number of Loans	(In Thousands)	Balance

Nonresidential Real Estate	47	$53,420	19.35%
Apartments	24	51,347	18.60
Office/Warehouse	18	43,793	15.86
Commercial	27	33,702	12.21
Shopping/Retail	11	32,662	11.83
Healthcare Facilities	6	20,523	7.44
Hotel/Motel	2	4,478	1.62
Other Commercial Properties	33	36,141	13.09

Total	168	$276,066	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at December 31, 2006:

	Fixed Rate			Variable Rate

		Aggregate Principal	Percentage by		Aggregate Principal	Percentage by
		Balance	Aggregate Principal		Balance	Aggregate Principal
Interest Rate	Number of Loans	(In Thousands)	Balance	Number of Loans	(In Thousands)	Balance

Under 5.00%	2	$1,012	.53%	2	$720	.85%
5.00% to 5.99%	16	23,420	12.29	6	15,039	17.60
6.00% to 6.99%	26	41,728	21.89	4	7,128	8.34
7.00% to 7.99%	50	105,499	55.35	31	45,227	52.92
Over 8.00%	16	18,951	9.94	15	17,342	20.29

Total	110	$190,610	100.00%	58	$85,456	100.00%

		Aggregate Principal	Percentage by
		Balance (In	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	Thousands)	Balance	Interest Rate

Fixed Rate Loans	110	$190,610	69.05%	7.05%
Variable Rate Loans	58	85,456	30.95	7.41

Total	168	$276,066	100.00%	7.18%

Other Assets and Liabilities
As of December 31, 2006 and 2005, PFGI Capital had cash of $8.4 million and $7.4 million, respectively, in an interest bearing deposit account at the Bank. As of December 31, 2006, the account was yielding a rate of 5.06%. Additionally, PFGI Capital had interest receivable of $1.5 million and $1.4 million as of December 31, 2006 and 2005. Accounts payable to the Bank were $1.0 million and $44 thousand as of December 31, 2006 and 2005, respectively. Other accrued liabilities were $7 thousand and $10 thousand as of December 31, 2006 and 2005.

INTEREST RATE RISK MANAGEMENT
PFGI Capital’s income consists primarily of interest income on participation interests in commercial mortgage loans. PFGI Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, PFGI Capital may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding participation interests. Further information regarding market risk can be found under Item 7A of this report.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of December 31, 2006, approximately 81% of the loans underlying the participation interests are located in Ohio, compared with 85% as of December 31, 2005. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Apartment, Office/Warehouse, and Nonresidential Real Estate property types represent approximately 54% of the total loan participation balance at December 31, 2006. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 6 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.
The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	December 31,
(In Thousands)	2006	2005

Balance at Beginning of Year	$534	$1,021
Transferred Allowance, Net	17	(82)
Benefit for Loan Participation Losses	(68)	(405)
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Year	$483	$534

Net Charge-Offs to Average Loan Participations	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.17	.20

A reversal of previously recognized provision for loan participation losses was recognized in 2006 and 2005 due to the continued strength of credit quality in this portfolio. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of December 31, 2006 and 2005, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At December 31, 2006, 69% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. PFGI Capital did not have any interest-rate-sensitive liabilities as of December 31, 2006.
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

	2006	2005

Hypothetical Change in Interest Rates
100 basis points decrease	(2.18)%	(2.70)%
200 basis points decrease	(4.36)	(5.41)
100 basis points increase	2.18	2.70
200 basis points increase	4.36	5.41

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than 3.07%. At December 31, 2006, the average weighted interest rate on loan participations was 7.18%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 411 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.
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
In early 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10.5 thousand. Holders of Series B Preferred Stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock are payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A Preferred Stock. Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $7.7 million, $10.3 million, and $12.8 million were paid to the Preferred Stockholders during 2006, 2005 and 2004, respectively. On February 1, 2007, cash dividends of $1.9 million were paid on the Series A and Series B Preferred Stock.

In 2005, PFGI Capital’s Board authorized the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. During 2005, PFGI Capital repurchased 2,641,516 shares of Series A Preferred Stock for a total cost of $71.5 million. There was no repurchase activity in 2006. As of December 31, 2006, 358,484 shares of Series A Preferred Stock remain authorized for repurchase. There is no expiration date on this repurchase program.
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
As an alternative to distributing a cash dividend to its common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common shareholder used the consent dividend procedure in 2006, 2005 and 2004. The consent dividend was $11.5 million, $8.1 million, and $2.6 million for the years ended 2006, 2005, and 2004, respectively. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders.
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. For the period ending December 31, 2006, the trailing four quarter net income to projected preferred dividend ratio stands at 251%.
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
There is no public trading market or stock price for PFGI Capital’s Common Stock as the Bank owns all of the 5,940,000 shares of its outstanding Common Stock.
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
Allowance for Loan Participation Losses: The allowance for loan participation losses is maintained at a level management estimates is necessary to absorb probable credit losses in the loan participation portfolio. When PFGI Capital purchases loan participations from the Bank, an allowance for loan participation losses is transferred from the Bank to PFGI Capital. The allowance is increased whenever further deterioration of the credit quality of the portfolio occurs and decreased whenever credit quality improves. Loans deemed uncollectible are charged off and deducted from the allowance and recoveries on loans previously charged off are added back to the allowance. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank.

Management’s determination of the adequacy of the allowance for loan participation losses considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of December 31, 2006 and 2005, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.
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

QUARTERLY RESULTS OF OPERATIONS — (Unaudited)
The following are quarterly results of operations for PFGI Capital for the years ended December 31, 2006 and 2005:

(In Thousands, Except Per Share Amounts)	First	Second	Third	Fourth	Full Year

2006:
Interest Income	$4,872	$4,942	$5,050	$5,082	$19,946
(Benefit) Provision for Loan Participation Losses	(95)	(51)	16	62	(68)

Net Interest Income	4,967	4,993	5,034	5,020	20,014
Noninterest Expense	259	225	160	184	828

Income Before Income Taxes	4,708	4,768	4,874	4,836	19,186
Income Taxes	—	—	—	—	—

Net Income	$4,708	$4,768	$4,874	$4,836	$19,186

Preferred Stock Dividends	$1,914	$1,913	$1,914	$1,913	$7,654

Net Income Available to Common Shares	$2,794	$2,855	$2,960	$2,923	$11,532

Per Common Share:
Basic and Diluted Net Income	$.47	$.48	$.50	$.49	$1.94
Dividends	—	—	—	1.94	1.94

2005:
Interest Income	$4,724	$5,055	$4,710	$4,859	$19,348
Benefit for Loan Participation Losses	(78)	(157)	(145)	(25)	(405)

Net Interest Income	4,802	5,212	4,855	4,884	19,753
Noninterest Expense	204	248	198	209	859

Income Before Income Taxes	4,598	4,964	4,657	4,675	18,894
Income Taxes	—	—	—	—	—

Net Income	$4,598	$4,964	$4,657	$4,675	$18,894

Preferred Stock Dividends	$3,197	$3,197	$2,025	$1,914	$10,333

Net Income Available to Common Shares	$1,401	$1,767	$2,632	$2,761	$8,561

Per Common Share:
Basic and Diluted Net Income	$.24	$.30	$.44	$.46	$1.44
Dividends	—	—	—	1.36	1.36

ITEM 6. SELECTED FINANCIAL DATA
The information presented below represents selected financial data relative to PFGI Capital for each of the last five years in the period ended December 31, 2006. The 2002 data is for the period from June 12, 2002 (commencement of operations) to December 31, 2002.

(In Thousands, Except Per Share Amounts)	2006	2005	2004	2003	2002

Statements of Income
Interest Income	$19,946	$19,348	$16,216	$16,073	$10,065
Benefit for Loan Participation Losses	(68)	(405)	(600)	(1,654)	—

Net Interest Income	20,014	19,753	16,816	17,727	10,065
Noninterest Expense	828	859	868	858	448

Income Before Income Taxes and Preferred Dividends	19,186	18,894	15,948	16,869	9,617

Net Income Available to Common Shareholder	$11,532	$8,561	$3,160	$4,081	$4,076

Basic and Diluted Net Income Per Common Share	$1.94	$1.44	$.53	$.69	$.69
Series A and Series B Preferred Stock Cash Dividend Paid	7,654	10,333	12,788	12,788	5,541
Series A Preferred Stock Dividends paid per Share	1.9375	1.9375	1.9375	1.9375	.8396
Series B Preferred Stock Dividends paid per Share	3.7500	—	—	—	—
Average Yield on Earnings Assets	7.17%	6.48%	4.86%	4.83%	5.51%

Balance Sheet
Loan Participation Interests, Net of Allowance for Loan Participation Losses	$275,583	$264,090	$323,175	$323,762	$321,755
Total Assets	285,443	272,907	335,756	332,910	328,515
Series A Preferred Stock	98,762	98,762	165,000	165,000	165,000
Total Stockholders’ Equity	284,395	272,853	335,756	332,596	328,515

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PFGI Capital Corporation
We have audited the accompanying balance sheets of PFGI Capital Corporation as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFGI Capital Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
March 9, 2007

ITEM 8. FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(Dollars in Thousands)	2006	2005

Assets
Loan Participations	$276,066	$264,624
Allowance for Loan Participation Losses	(483)	(534)

Net Loan Participations	275,583	264,090
Cash and Due from Banks	8,385	7,371
Interest Receivable	1,475	1,446

Total Assets	$285,443	$272,907

Liabilities
Accounting Payable and Accrued Liabilities	$1,048	$54
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding at December 31, 2006 and 2005	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 and 0 Shares Issued and Outstanding at December 31, 2006 and 2005, respectively	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	181,403	169,879
Retained Earnings	4,171	4,153

Total Stockholders’ Equity	284,395	272,853

Total Liabilities and Stockholders’ Equity	$285,443	$272,907

See notes to financial statements.

STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Per Share Data)	2006	2005	2004

Interest Income
Interest on Loan Participations	$19,569	$18,989	$16,024
Interest on Cash Deposit	377	359	192

Total Interest Income	19,946	19,348	16,216
Benefit for Loan Participation Losses	(68)	(405)	(600)

Net Interest Income After Benefit for Loan Participation Losses	20,014	19,753	16,816
Noninterest Expense
Loan Servicing Fees	338	359	398
Management Fees	271	287	318
Other Noninterest Expense	219	213	152

Total Noninterest Expense	828	859	868

Income Before Income Taxes	19,186	18,894	15,948
Income Taxes	—	—	—

Net Income	19,186	18,894	15,948

Preferred Stock Dividends	7,654	10,333	12,788

Net Income Available to Common Shares	$11,532	$8,561	$3,160

Per Common Share
Basic	$1.94	$1.44	$.53
Diluted	1.94	1.44	.53

See notes to financial statements.

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In Thousands)	2006	2005	2004

Operating Activities
Net Income	$19,186	$18,894	$15,948
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Benefit for Loan Participation Losses	(68)	(405)	(600)
Increase in Interest Receivable	(29)	(359)	(68)
Decrease (Increase) in Other Assets	—	691	(650)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	994	54	(314)

Net Cash Provided by Operating Activities	20,083	18,875	14,316

Investing Activities
Net (Increase) Decrease in Loan Participations	(11,425)	59,490	1,187

Net Cash (Used In) Provided By Investing Activities	(11,425)	59,490	1,187

Financing Activities
Proceeds from Issuance of Series B Preferred Stock	10	—	—
Repurchase of Series A Preferred Stock	—	(71,464)	—
Dividends Paid to Preferred Stockholders	(7,654)	(10,333)	(12,788)

Net Cash Used In Financing Activities	(7,644)	(81,797)	(12,788)

Net Increase (Decrease) in Cash and Cash Equivalents	1,014	(3,432)	2,715
Cash and Cash Equivalents at Beginning of Period	7,371	10,803	8,088

Cash and Cash Equivalents at End of Period	$8,385	$7,371	$10,803

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—	—
Income Taxes	—	—	—
Noncash Transactions:
Contribution of Common Stock Consent Dividend	$11,514	$8,105	$2,560
Contribution of 8,000 Preferred Shares by National City Bank	—	200	—

See notes to financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Total

Balance at December 31, 2003	$165,000	$59	$164,440	$3,097	$332,596
Net Income/Comprehensive Income				15,948	15,948
Dividends Paid on Preferred Stock ($1.9375 Per Share)				(12,788)	(12,788)
Common Stock Consent Dividend				(2,560)	(2,560)
Contribution of Consent Dividend			2,560		2,560

Balance at December 31, 2004	$165,000	$59	$167,000	$3,697	$335,756
Net Income/Comprehensive Income				18,894	18,894
Repurchase of Preferred Stock (2,641,516 shares)	(66,038)		(5,426)		(71,464)
Dividends Paid on Preferred Stock ($1.9375 Per Share)				(10,333)	(10,333)
Contribution by Bank of Preferred Stock (8,000 shares)	(200)		200		—
Common Stock Consent Dividend				(8,105)	(8,105)
Contribution of Consent Dividend			8,105		8,105

Balance at December 31, 2005	$98,762	$59	$169,879	$4,153	$272,853
Net Income/Comprehensive Income				19,186	19,186
Dividends Paid on Preferred Stock ($1.9375 Per Series A Share and $3.75 Per Series B Share)				(7,654)	(7,654)
Issuance of Series B Preferred Stock			10		10
Common Stock Consent Dividend				(11,514)	(11,514)
Contribution of Consent Dividend			11,514		11,514

Balance at December 31, 2006	$98,762	$59	$181,403	$4,171	$284,395

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
Allowance for Loan Participation Losses: The allowance for loan participation losses is maintained at a level management estimates is necessary to absorb probable credit losses in the loan participation portfolio. When PFGI Capital purchases loan participations from the Bank, an allowance for loan participation losses is transferred from the Bank to PFGI Capital. The allowance is increased whenever further deterioration of the credit quality of the portfolio occurs and decreased whenever credit quality improves. Loans deemed uncollectible are charged off and deducted from the allowance and recoveries on loans previously charged off are added back to the allowance. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank.
Management’s determination of the adequacy of the allowance for loan participations considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of December 31, 2006 and 2005, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.
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
As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the years ended December 31, 2006 and 2005, PFGI Capital and its common stockholder used the consent dividend procedure. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.

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
As of December 31, 2006, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Option — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard will provide companies with the option to measure certain financial assets and financial liabilities at fair value. This standard requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard also requires disclosure of additional information to identify the effects of a company’s fair value election on its earnings. If the fair value option is desired, PFGI Capital would be required to adopt this new standard effective January 1, 2008. Presently, management does not plan to adopt the fair value option. As such, this standard is not expected to impact PFGI Capital’s financial condition, results of operations, or liquidity.
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. PFGI Capital will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on financial condition, results of operations, or liquidity.
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. PFGI Capital will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The adoption of this standard is not expected to have a material effect on financial condition, results of operations or liquidity.

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
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of December 31, 2006 or 2005.
The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	December 31
(In Thousands)	2006	2005

Balance at Beginning of Year	$534	$1,021
Transferred Allowance, Net	17	(82)
Benefit for Loan Participation Losses	(68)	(405)
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Year	$483	$534

NOTE 5. EARNINGS PER COMMON SHARE
Basic earnings per common share is the amount of earnings for the period available to each share of Common Stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of Common Stock outstanding during the reporting period adjusted for the potential issuance of Common Stock for stock options, convertible debt, etc. The earnings available to each share of Common Stock have been reduced by any Preferred Stock dividend. PFGI Capital has no stock options or convertible debt or other potential equity instruments and therefore basic and diluted earnings per share are calculated on the same basis. The Bank owns all of the issued and outstanding Common Stock.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	For the Year Ended
	December 31,
(In Thousands, Except Per Share Data)	2006	2005	2004

Net Income	$19,186	$18,894	$15,948
Less Preferred Stock Dividends	(7,654)	(10,333)	(12,788)

Net Income Available to Common Stockholders	$11,532	$8,561	$3,160

Weighted Average Common Shares Outstanding	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$1.94	$1.44	$.53

NOTE 6. PREFERRED STOCK
In January 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10.5 thousand. Holders of Series B Preferred Stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.0% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock are payable, if authorized and declared, quarterly in arrears, on the same dates as described below for the Series A Preferred Stock. The Series B Preferred Stock will rank senior to the Common Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution but junior to the Series A Preferred Stock. Holders of the Series B Preferred Stock have no voting rights.

The holders of the Series A Preferred Stock are entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Dividends on the Series A Preferred Stock are payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year or, if any such day is not a business day, on the next business day. The Series A Preferred Stock will rank senior to the Common Stock and Series B Preferred Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution. Holders of PFGI Capital’s Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the stockholders, voting as a single class with the holders of Common Stock.
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
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock. There were no share repurchases during 2006. During 2005 PFGI Capital repurchased 2.6 million shares of stock for a total cost of $71.5 million. As of December 31, 2006, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A Preferred Stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $338 thousand, $359 thousand, and $398 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	For the Year Ended
	December 31,

(In Thousands)	2006	2005

Principal Balance at Beginning of Year	$264,624	$324,196
Transfers of Loan Participations from the Bank to PFGI Capital	181,179	645,047
Loan Participation Advances	12,543	2,987
Transfers of Loan Participations from PFGI Capital to the Bank	(98,300)	(642,008)
Loan Participation Payments	(83,980)	(65,598)

Principal Balance at End of Year	$276,066	$264,624

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $271 thousand, $287 thousand, and $318 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On January 30, 2006, 105 shares of Series B Preferred Stock were issued to National City or Bank employees. The

Bank contributed $10.5 thousand of capital for the issuance of these shares. As of December 31, 2006, substantially all of the outstanding shares of the Series B Preferred Stock are owned by current employees of the Bank or National City.
As of December 31, 2006 and 2005, PFGI Capital had an interest-bearing deposit account with the Bank of $8.4 million and $7.4 million, respectively. PFGI Capital also had a net payable to the Bank of $1.0 million and $44 thousand as of December 31, 2006 and 2005, respectively.
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

	December 31,
(In Thousands)	2006		2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$276,066	$286,463	$264,624	$277,292
Less: Allowance for Loan Participation Losses	(483)	—	(534)	—

Net Commercial Mortgage Loan Participations	$275,583	$286,463	$264,090	$277,292

Cash and Due From Banks	$8,385	$8,385	$7,371	$7,371

The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
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
Payment of dividends on PFGI Capital’s Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At December 31, 2006, the Bank’s total risk-based capital ratio was 10.16%, its Tier 1 risk-based capital ratio was 6.66%, and its leverage ratio was 6.49%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2006, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends in 2007 of approximately $700 million plus an additional amount equal to its net income through the date of declaration in 2007. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.
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
PFGI Capital and National City’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114. Directors and officers of PFGI Capital are:

T. James Berry	Director (Member of Audit and Compensation Committees)
Jan M. Bone	Director and Vice President
Linda K. Erkkila	Director and Secretary (Member of Executive Committee)
Robert P. Hipskind	General Auditor
Dett P. Hunter	Director (Member of Audit and Compensation Committees)
J. Richard Jordan	Director, Vice President and Assistant Secretary
Susan M. Kinsey	Director and President (Member of Executive Committee)
David J. Lucido	Director, Chief Financial Officer and Treasurer
J. David Rosenberg	Director (Member of Executive, Audit and Compensation Committees)
John E. Rubenbauer	Director
The Registrar and Transfer Agent of PFGI Capital is:
National City Bank
1900 East Ninth Street
Cleveland, Ohio 44114
Phone: 1-800-622-6757

ITEM 1A. RISK FACTORS
U.S FEDERAL INCOME TAX LAWS AND CONSEQUENCES
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
If PFGI Capital were to fail to qualify as a REIT, the dividends on PFGI Capital’s stock, including PFGI Capital Series A and Series B Preferred Stock, would not be deductible by PFGI Capital for federal income tax purposes and PFGI Capital would be subject to federal income tax in the same manner as a regular, domestic corporation. Thus PFGI Capital (or, in the likely event that PFGI Capital also became part of the consolidated group of which National City Corporation is the parent, such consolidated group) likely would face a greater tax liability and the amount of income available for distribution to holders of PFGI Capital Series A and Series B Preferred Stock would be reduced.
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
Although PFGI Capital currently intends to operate in a manner designed to qualify it as a REIT, future economic, market, legal, tax or other considerations may cause PFGI Capital to determine that it is in its best interests and the best interests of holders of PFGI Capital’s stock to revoke the REIT election. Any such determination by PFGI Capital may be made without stockholder approval but, as long as any share of REIT Series A Preferred Stock is outstanding, will require the approval of a majority of PFGI Capital’s independent directors.
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
If the Federal Reserve Board or the Office of the Comptroller of the Currency determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to:
•	restrict PFGI Capital’s ability to transfer assets;

•	restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of shares of PFGI Capital Series A and Series B Preferred Stock;

•	restrict PFGI Capital’s ability to redeem its Series A and Series B preferred stock; or

•	require the Bank to sever its relationship with PFGI Capital or divest its ownership of PFGI Capital.
Some of these actions by the Federal Reserve Board or the Office of the Comptroller of the Currency would likely result in a failure of PFGI Capital to qualify as a REIT.
Payment of dividends of PFGI Capital’s Series A Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Federal Reserve Board. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; and a leverage ratio of less than 5.0%. At December 31, 2006 and 2005, the Bank’s total risk-based capital ratio was 10.21% and 10.10%, respectively, its Tier 1 risk-based capital ratio was 6.69% and 6.34%, respectively, and its leverage ratio was 6.49% and 6.53%, respectively. While the Bank intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations, there can be no assurance that the Bank will be able to do so. The exercise of the Federal Reserve Board’s power to restrict dividends on PFGI Capital Series A Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock. The inability to pay dividends on PFGI Capital’s common stock would prevent PFGI Capital from meeting the statutory requirement in effect for a REIT to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
If PFGI Capital had to be treated for tax purposes in the same manner as the other consolidated subsidiaries of the Bank, rather than as a REIT, PFGI Capital’s loss of tax benefits would be directly and immediately felt by PFGI Capital’s stockholders.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2006, the Bank could without prior regulatory approval and absent contrary supervisory guidance declare dividends in 2007 of approximately $700 million plus an additional amount equal to its net income through the date of declaration in 2007. Since PFGI Capital is a member of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.
CONFLICT OF INTERESTS
PFGI Capital has no employees. The Bank performs all of PFGI Capital’s business operations. All of PFGI Capital’s officers and five of PFGI Capital’s directors are also officers of the Bank or its affiliates. PFGI Capital’s common officers with the Bank devote less than 10% of their time to managing PFGI Capital’s business. Four directors are independent directors who are not employed by or otherwise affiliated with PFGI Capital, nor are they an officer, director or otherwise affiliated with the Bank. The Bank controls 94% of the voting power of PFGI Capital’s outstanding shares. As a result, the Bank has the right to elect all of PFGI Capital’s directors, including PFGI Capital’s independent directors, except for the two additional independent directors to be elected by the holders of PFGI Capital Series A Preferred Stock if PFGI Capital fails to pay dividends on PFGI Capital Series A Preferred Stock for at least six consecutive dividend periods. The Bank and its affiliates have interests that are not identical to PFGI Capital’s and, therefore, conflicts of interest may arise with respect to transactions between the Bank and PFGI Capital.
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
The Bank may seek to exercise its influence over PFGI Capital’s affairs so as to cause the sale of PFGI Capital’s assets and their replacement by lesser quality assets purchased from the Bank or its affiliates or elsewhere. This could adversely affect PFGI Capital’s business and PFGI Capital’s ability to pay dividends on PFGI Capital Series A and Series B Preferred Stock.
CHANGES IN INTEREST RATES AND COLLATERAL VALUES
A substantial portion of PFGI Capital’s income consists of interest payments on the commercial mortgage loans underlying PFGI Capital’s participation interests. At December 31, 2006, 31% of the commercial mortgage loans underlying PFGI Capital’s participation interests, as measured by the aggregate outstanding principal amount, bore interest at adjustable rates, and the remainder bore interest at fixed rates. Adjustable rate loans decrease the risks to a lender associated with increases in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased interest obligation increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying PFGI Capital’s participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, PFGI Capital may find it more difficult to purchase additional participation interests in mortgage loans bearing interest at rates sufficient to support the payment of the dividends on PFGI Capital Series A and Series B Preferred Stock. Because the rate at which dividends are required to be paid on PFGI Capital Series A and Series B Preferred Stock is fixed, there can be no assurance that a declining interest rate environment would not adversely affect PFGI Capital’s ability to pay full, or even partial, dividends on PFGI Capital Series A and Series B Preferred Stock.
At December 31, 2006, 81% of the properties underlying the commercial mortgage loan participation interests of PFGI Capital were located in Ohio. Because of the concentration of PFGI Capital’s interests in Ohio, in the event of adverse economic, political or business conditions or natural hazards in Ohio, PFGI Capital would likely experience higher rates of loss and delinquency on PFGI Capital’s mortgage loan participation interests than if the underlying loans were more geographically diversified.
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
ITEM 9A. CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in PFGI Capital’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.
There have been no significant changes in PFGI Capital’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

ITEM 15. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

4.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred Stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006.

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1	Master Participation and Servicing Agreement as amended and restated as of October 20, 2004 incorporated by reference to Exhibit 10.1 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

12.0	Computation of Ratio Earnings to Fixed Charges.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on April 20, 2005.

23.0	Consent of Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated March 9, 2007 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated March 9, 2007 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated March 9, 2007 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated March 9, 2007 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: March 9, 2007	/s/ David J. Lucido
David J. Lucido
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer) Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PFGI Capital Corporation and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Susan M. Kinsey *	Director and President (Principal Executive Officer)	March 9, 2007

Susan M. Kinsey

/s/ T. James Berry *	Director	March 9, 2007

T. James Berry

/s/ Dett Hunter *	Director	March 9, 2007

Dett Hunter

/s/ Linda K. Erkkila *	Director and Secretary	March 9, 2007

Linda K. Erkkila

/s/ Jan M. Bone *	Director, Vice President	March 9, 2007

Jan M. Bone

/s/ J. David Rosenberg *	Director	March 9, 2007

J. David Rosenberg

/s/ John E. Rubenbauer *	Director	March 9, 2007

John E. Rubenbauer

/s/ David J. Lucido *	Director (Principal Financial Officer and Principal Accounting Officer)	March 9, 2007

David J. Lucido

/s/ J. Richard Jordan *	Director, Vice President and Assistant Secretary	March 9, 2007

J. Richard Jordan

*	Linda K. Erkkila, as attorney-in-fact, signs this report on behalf of the above-named officers and directors pursuant to powers of attorney duly executed by such officers and directors empowering Linda K. Erkkila, Susan M. Kinsey or David J. Lucido to sign on their behalf.

/s/ Linda K. Erkkila
Linda K. Erkkila, attorney-in-fact