Form 10-Q
period 2007-09-30
PFGI CAPITAL CORP
filed 2007-11-14
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File
September 30, 2007	1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of October 31, 2007.
Common Stock, $.01 Par Value — 5,940,000
Series A Preferred Stock, $25.00 Stated Value — 3,950,484
Series B Preferred Stock, $.01 Par Value — 105

Quarter Ended September 30, 2007
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007
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

FINANCIAL STATEMENTS
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2007	2006

Assets
Loan Participations	$285,861	$276,066
Allowance for Loan Participation Losses	(431)	(483)

Net Loan Participations	285,430	275,583
Cash and Due from Banks	6,805	8,385
Interest Receivable	1,319	1,475
Other Assets	62	—

Total Assets	$293,616	$285,443

Liabilities
Accounts Payable and Accrued Liabilities	$9	$1,048
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value,
6,600,000 Shares Authorized and Issued,
3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value,
125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000
Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	181,403	181,403
Retained Earnings	13,383	4,171

Total Stockholders’ Equity	293,607	284,395

Total Liabilities and Stockholders’ Equity	$293,616	$285,443

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands, Except Per Share Data)	2007	2006	2007	2006

Interest Income
Interest on Loans Participations	$5,162	$4,959	$15,199	$14,592
Interest on Cash Deposit	93	91	268	272

Total Interest Income	5,255	5,050	15,467	14,864
(Benefit) Provision for Loan Participation Losses	(138)	16	(63)	(130)

Net Interest Income After (Benefit) Provision for Loan Participation Losses	5,393	5,034	15,530	14,994
Noninterest Expense
Loan Servicing Fees	89	85	264	252
Management Fees	71	68	211	202
Other Noninterest Expense	34	7	102	190

Total Noninterest Expense	194	160	577	644

Income Before Income Taxes	5,199	4,874	14,953	14,350
Income Taxes	—	—	—	—

Net Income	$5,199	$4,874	$14,953	$14,350

Preferred Stock Dividends	$1,914	$1,914	$5,741	$5,741

Net Income Available to Common Shareholders	$3,285	$2,960	$9,212	$8,609

Per Common Share
Basic	$.55	$.50	$1.55	$1.45
Diluted	.55	.50	1.55	1.45
Dividends	—	—	—	—

See notes to financial statements

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In Thousands)	2007	2006

Operating Activities
Net Income	$14,953	$14,350
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Benefit for Loan Participation Losses	(63)	(130)
Decrease in Interest Receivable	156	48
Increase in Accounts Receivable	(62)	—
(Decrease) Increase in Accrued Liabilities and Other Liabilities	(1,039)	5

Net Cash Provided by Operating Activities	13,945	14,273

Investing Activities
Net Increase in Loan Participations	(9,784)	(9,894)

Net Cash Used in Investing Activities	(9,784)	(9,894)

Financing Activities
Proceeds from Issuance of Series B Preferred Stock	—	10
Dividends Paid to Preferred Stockholders	(5,741)	(5,741)

Net Cash Used In Financing Activities	(5,741)	(5,731)

Net Decrease in Cash and Cash Equivalents	(1,580)	(1,352)
Cash and Cash Equivalents at Beginning of Period	8,385	7,371

Cash and Cash Equivalents at End of Period	$6,805	$6,019

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—
See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2006	$98,762	$59	$169,879	$4,153	$272,853
Net Income/Comprehensive Income				14,350	14,350
Dividends Paid on Preferred Stock				(5,741)	(5,741)
Issuance of Series B Preferred Stock			10		10

Balance at September 30, 2006	$98,762	$59	$169,889	$12,762	$281,472

Balance at January 1, 2007	$98,762	$59	$181,403	$4,171	$284,395
Net Income/Comprehensive Income				14,953	14,953
Dividends Paid on Preferred Stock				(5,741)	(5,741)

Balance at September 30, 2007	$98,762	$59	$181,403	$13,383	$293,607

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
Management’s determination of the adequacy of the allowance for loan participations considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of September 30, 2007 and December 31, 2006, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.
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
As of September 30, 2007, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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

NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest less allowance for loan participation losses. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of September 30, 2007 or December 31, 2006.
The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2007	2006	2007	2006

Balance at Beginning of Period	$565	$399	$483	$534
Transferred Allowance, Net	4	4	11	15
(Benefit) Provision for Loan Participation Losses	(138)	16	(63)	(130)
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$431	$419	$431	$419

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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands, Except Per Share Data)	2007	2006	2007	2006

Net Income	$5,199	$4,874	$14,953	$14,350
Less Preferred Stock Dividends	(1,914)	(1,914)	(5,741)	(5,741)

Net Income Available to Common Stockholders	$3,285	$2,960	$9,212	$8,609

Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$.55	$.50	$1.55	$1.45

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
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock. There were no share repurchases during the nine months ended September 30, 2007 or 2006. As of September 30, 2007, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A Preferred Stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $89 thousand and $264 thousand for the three- and nine-month periods ended September 30, 2007, respectively. Loan servicing costs incurred by PFGI Capital totaled $85 thousand and $252 thousand for the three- and nine-month periods ended September 30, 2006, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Principal Balance at Beginning of Period	$282,038	$270,998	$276,066	$264,624
Transfers of Loan Participations from the Bank to PFGI Capital	25,836	35,682	102,716	140,393
Transfers of Loan Participations from PFGI Capital to the Bank	(11,067)	(12,820)	(39,218)	(82,552)
Loan Participation Payments	(10,946)	(19,327)	(53,703)	(47,932)

Principal Balance at End of Period	$285,861	$274,533	$285,861	$274,533

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $71 thousand and $211 thousand for the three- and nine-month periods ended September 30, 2007, respectively. Management fees incurred by PFGI Capital totaled $68 thousand and $202 thousand for the three- and nine-month periods ended September 30, 2006, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On January 30, 2006, 105 shares of Series B Preferred Stock were issued to National City or Bank employees. The Bank contributed $10.5 thousand of capital for the issuance of these shares. As of September 30, 2007 substantially all of the outstanding shares of the Series B Preferred Stock are owned by current employees of the Bank or National City.
As of September 30, 2007 and December 31, 2006, PFGI Capital had an interest-bearing deposit account with the Bank of $6.8 million and $8.4 million, respectively. PFGI Capital had a net receivable from the Bank of $62 thousand as of September 30, 2007. PFGI Capital had a net payable to the Bank of $1.0 million as of December 31, 2006.

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

	September 30,		December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$285,861	$296,804	$276,066	$286,463
Less: Allowance for Loan Participation Losses	(431)	—	(483)	—

Net Commercial Mortgage Loan Participations	$285,430	$296,804	$275,583	$286,463

Cash and Due From Banks	$6,805	$6,805	$8,385	$8,385

The following methods and assumptions were used by National City in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
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
Payment of dividends on PFGI Capital’s Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At September 30, 2007, the Bank’s total risk-based capital ratio was 10.13%, its Tier 1 risk-based capital ratio was 6.13%, and its leverage ratio was 6.15%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. In 2007, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $563.3 million plus an additional amount equal to its net income through the date of declaration in 2007. Since PFGI Capital is a member of National City’s consolidated group, payment of common and preferred dividends by National City and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $3.3 million, or $.55 per common diluted share for the third quarter of 2007, an increase from $3.0 million, or $.50 per common diluted share for the third quarter of 2006. Cash dividends of $1.9 million were paid to preferred stockholders during the third quarter of 2007 and 2006. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
For the first nine months of 2007 and 2006, net income available to common stockholders was $9.2 million, or $1.55 per common share, and $8.6 million, or $1.45 per common diluted share, respectively. The year-over-year increase in net income available for common shareholders reflects an increase in the interest income along with lower noninterest expense, partially offset by a lower reversal of provision for loan participation losses in the first nine months of 2007. Cash dividends of $5.7 million were paid to the preferred stockholders during the first nine months of 2007 and 2006.
At September 30, 2007 and December 31, 2006, PFGI Capital had total assets of $293.6 million and $285.4 million, respectively. These assets were primarily comprised of net loan participations totaling $285.4 million and $275.6 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $293.6 million and $284.4 million as of September 30, 2007 and December 31, 2006, respectively.

RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $5.3 million and $15.5 million for the three and nine months ended September 30, 2007 compared to $5.1 million and $14.9 million for the three and nine months ended September 30, 2006. The increase in interest income was primarily due to the higher average loan participations outstanding during the third quarter and first nine months of 2007 versus the comparable periods of 2006. The yield was fairly stable for both the third quarter and first nine months of 2007 relative to the comparable periods in 2006. The average balances and interest earned for the three and nine months ended September 30, 2007 and 2006 are shown in the following tables:

	Three Months Ended
	September 30
	2007			2006
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$284,340	$5,162	7.20%	$272,516	$4,959	7.22%
Deposit account with Bank	7,326	93	5.06	7,140	91	5.09

Total earning assets	291,666	5,255	7.15%	279,656	5,050	7.16%
Allowance for loan participation losses	(566)			(401)
Other nonearning assets	1,009			1,160

Total assets	$292,109			$280,415

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$742			$636
Stockholders’ equity	291,367			279,779

Total liabilities and stockholders’ equity	$292,109			$280,415

	Nine Months Ended
	September 30
	2007			2006
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$281,555	$15,199	7.22%	$269,291	$14,592	7.24%
Deposit account with Bank	7,020	268	5.11	7,409	272	4.92

Total earning assets	288,575	15,467	7.17%	276,700	14,864	7.18%
Allowance for loan participation losses	(495)			(460)
Other nonearning assets	1,099			1,116

Total assets	$289,179			$277,356

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$748			$656
Stockholders’ equity	288,431			276,700

Total liabilities and stockholders’ equity	$289,179			$277,356

Provision (Benefit) For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A benefit of $138 thousand and $63 thousand was recognized during the three- and nine-month periods ended September 30, 2007, compared to a provision of $16 thousand and a benefit of $130 thousand for the three- and nine-month periods ended September 30, 2006, respectively. The benefit in 2007 reflects improvement in the credit quality of the loan participations subsequent to their acquisition from the Bank, as compared to the prior year. All loan participations are transferred to PFGI Capital with an allowance for loan participation losses believed adequate to absorb anticipated losses.

Noninterest Income and Expense
PFGI Capital recorded no noninterest income during the third quarter or the first nine months of 2007 or 2006. Noninterest expense of $194 thousand and $577 thousand was recognized during the third quarter and nine-month period ended September 30, 2007, compared to $160 thousand and $644 thousand for the same periods in 2006. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees that totaled $160 thousand and $475 thousand during the third quarter and nine months ended September 30, 2007, and $153 thousand and $454 thousand for the same periods in the prior year. The increase in loan servicing and management fees in 2007 reflects higher average loan participations outstanding. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.
Other noninterest expense was $34 thousand and $102 thousand for the third quarter and nine months ended September 30, 2007 compared to $7 thousand and $190 thousand during the same periods in the prior year. Legal and other fees associated with federal income tax matters in 2006 did not recur in 2007.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of September 30, 2007 and December 31, 2006, PFGI Capital had $285.4 million and $275.6 million, respectively, of loan participations, net of an allowance for loan participation losses of $431 thousand and $483 thousand, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of September 30, 2007, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at September 30, 2007:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Nonresidential Real Estate	76	$69,865	24.44%
Office/Warehouse	24	46,441	16.25
Commercial	56	58,044	20.30
Apartments	20	35,185	12.31
Shopping/Retail	12	32,275	11.29
Healthcare Facilities	5	16,424	5.75
Land/Interim Construction	6	5,315	1.86
Educational/Religious Facilities	5	6,623	2.32
Industrial Facilities	7	5,412	1.89
Residential Development	1	987	.34
Other Commercial Properties	8	9,290	3.25

Total	220	$285,861	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at September 30, 2007:

		Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	2	$845	.43%	3	$896	.97%
5.00% to 5.99%	22	29,166	15.09	8	15,049	16.26
6.00% to 6.99%	43	54,482	28.19	9	12,134	13.11
7.00% to 7.99%	61	89,685	46.40	44	54,800	59.20
Over 8.00%	17	19,118	9.89	11	9,686	10.46

Total	145	$193,296	100.00%	75	$92,565	100.00%

		Aggregate Principal	Percentage by
		Balance	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	(In Thousands)	Balance	Interest Rate

Fixed Rate Loans	145	$193,296	67.62%	6.96%
Variable Rate Loans	75	92,565	32.38	7.25

Total	220	$285,861	100.00%	7.06%

Other Assets and Liabilities
As of September 30, 2007 and December 31, 2006, PFGI Capital had cash of $6.8 million and $8.4 million, respectively, in an interest bearing deposit account at the Bank. As of September 30, 2007, the account was yielding a rate of 4.94%. Additionally, PFGI Capital had interest receivable of $1.3 million and $1.5 million as of September 30, 2007 and December 31, 2006. Accounts receivable from the Bank was $62 thousand at September 30, 2007. Accounts payable to the Bank was $1.0 million as of December 31, 2006. Other accrued liabilities were $9 thousand and $7 thousand as of September 30, 2007 and December 31, 2006.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of September 30, 2007, approximately 83% of the loans underlying the participation interests are located in Ohio, compared with 81% as of December 31, 2006. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Nonresidential Real Estate, Office/Warehouse, and Commercial property types represent approximately 61% of the total loan participation balance at September 30, 2007. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 15 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Balance at Beginning of Period	$565	$399	$483	$534
Transferred Allowance, Net	4	4	11	15
(Benefit) Provision for Loan Participation Losses	(138)	16	(63)	(130)
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$431	$419	$431	$419

Net Charge-Offs to Average Loan Participations	.00%	.00%	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.15%	.15%	.15%	.15%

A benefit for loan participation losses was recognized in the third quarter and first nine months of 2007 due to improvement in the credit quality of loan participations subsequent to their acquisition from the Bank. In contrast, a provision and benefit for loan participation losses was recognized in the third quarter and first nine months of 2006, respectively, due to changes in credit quality during these periods. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of September 30, 2007 and December 31, 2006, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure.
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
In early 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10.5 thousand. Holders of Series B Preferred Stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock are payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A Preferred Stock. Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $1.9 million and $5.7 million were paid during the third quarter and nine months ended September 30, 2007 and 2006.
PFGI Capital’s has an authorization by the Board for the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. There was no repurchase activity in the third quarter and first nine months of 2007. As of September 30, 2007, 358,484 shares of Series A Preferred Stock remain authorized for repurchase. There is no expiration date on this repurchase program.
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
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. For the period ending September 30, 2007, the trailing four quarter net income to projected preferred dividend ratio stands at 259%.
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
Management’s determination of the adequacy of the allowance for loan participation losses considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of September 30, 2007 and December 31, 2006, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 3 to the consolidated financial statements discusses new accounting policies adopted by the PFGI Capital during the third quarter of 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management’s objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure. Management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. PFGI Capital’s interest-rate-sensitive assets consisted largely of participation interests in commercial mortgage loans. At September 30, 2007, 68% of PFGI Capital’s loan participation portfolio had fixed interest rates. Such loans tend to increase interest rate risk. PFGI Capital did not have any interest-rate-sensitive liabilities as of September 30, 2007.
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

	September 30
	2007	2006

Hypothetical Change in Interest Rates
100 basis points decrease	(2.39)%	(2.07)%
200 basis points decrease	(4.78)	(4.13)
100 basis points increase	2.39	2.07
200 basis points increase	4.78	4.13

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than 2.95%. At September 30, 2007, the average weighted interest rate on loan participations was 7.06%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 411 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.

ITEM 4T. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
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
ITEM 5. OTHER INFORMATION
On October 17, 2007, the Board of Directors appointed Daniel DeMoss to serve as a director and as vice president and assistant secretary until the next annual meeting and until a successor is duly elected and qualified.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

4.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred Stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006.

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1	Master Participation and Servicing Agreement as amended and restated as of October 20, 2004 incorporated by reference to Exhibit 10.1 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

Exhibit
Number	Exhibit Description

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on November 20, 2005.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2007 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2007 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2007 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2007 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation (Registrant)

Date: November 14, 2007	/s/ David J. Lucido
David J. Lucido
Chief Financial Officer and Treasurer (Principal Financial Officer and
Principal Accounting Officer)
Duly Authorized Officer