Form 10-K
period 2007-12-31
PFGI CAPITAL CORP
filed 2008-03-10
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007	Commission File 1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under The Laws of Maryland	IRS Employer I.D. No. 04-3659419
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
YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment o this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2007 was $0.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of February 29, 2008.
Common Stock, $.01 Par Value — 5,940,000
Series A Preferred Stock, $25.00 Stated Value — 3,950,484
Series B Preferred Stock, $.01 Par Value — 105
Documents Incorporated by Reference:
Portions of the registrant’s definitive information statement to be filed with the Commission pursuant to Regulation 14C within 120 days after the close of registrant’s fiscal year ending December 31, 2007 are incorporated by reference into Item 10. Directors, Executive Officers and Corporate Governance; Item 11 Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and Item 14. Principal Accounting Fees and Services, of Part III.

Year Ended December 31, 2007
Financial Report
and Form 10-K

FINANCIAL REPORT AND FORM 10-K
INDEX TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2007

Page
Part I
Item 1. Business	4
Average Balance Sheets/Interest/Rates	5
Loan Participations	5-6
Risk Elements of Loan Participation Portfolio	6-7
Item 1A. Risk Factors (Note 1)
Item 1B. Unresolved Staff Comments — None
Item 2. Properties — None
Item 3. Legal Proceedings — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	7-8
Item 6. Selected Financial Data (Note 1)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Note 1)
Item 8. Financial Statements and Supplementary Data	10-20
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None
Item 9A(T).Controls and Procedures	21
Item 9B. Other Information — None
Part III
Item 10. Directors, Executive Officers and Corporate Governance (Note 2)
Item 11. Executive Compensation (Note 2)
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Note 2)
Item 13. Certain Relationships and Related Transactions, and Director Independence (Note 2)
Item 14. Principal Accountant Fees and Services (Note 2)
Part IV
Item 15. Exhibits and Financial Statement Schedules	10-20, 22
Signature	23
EX-23.0
EX-24.0
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Note 1: Omitted pursuant to smaller reporting company regulatory relief and simplification rules.
Financial Statement Schedules — Omitted due to inapplicability or because required information is shown in the financial statements or the notes thereto.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS
PFGI Capital’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its stockholders. PFGI Capital is operating as a real estate investment trust (REIT) for federal income tax purposes. As a REIT, PFGI Capital generally will not be liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.
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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $12.3 million, or $2.07 per common diluted share for 2007, compared to $11.5 million, or $1.94 per common diluted share for 2006. Cash dividends of $7.7 million were paid to preferred stockholders during 2007 and 2006. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. Consent dividends of $12.2 million and $11.5 million were considered to be paid to the common shareholders and contributed back to PFGI Capital for 2007 and 2006, respectively. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report. The increase in net income available for common shareholders primarily reflects an increase in interest income in 2007 compared to 2006.
At December 31, 2007 and 2006, PFGI Capital had total assets of $296.7 million and $285.4 million, respectively. These assets were primarily comprised of net loan participations totaling $288.1 million and $275.6 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $296.7 million and $284.4 million as of December 31, 2007 and 2006, respectively.
RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $20.7 million for 2007 compared to $19.9 million for 2006. The increase in interest income was primarily due to the higher average loan participations outstanding during 2007 compared to 2006. The average rate earned on loan participations declined by 5 basis points while the rate earned on deposits declined by 6 basis points. The lower rates earned on earning assets in 2007 reflects a decline in the market interest rates. The average balances and interest earned for 2007 and 2006 are shown in the following table:

	For the Years Ended December 31,

	2007			2006

	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$282,953	$20,314	7.18%	$270,616	$19,569	7.23%
Deposit account with Bank	7,135	353	4.95	7,514	377	5.01

Total earning assets	290,088	$20,667	7.12%	278,130	$19,946	7.17%
Allowance for loan participation losses	(479)			(450)
Other nonearning assets	1,113			1,155

Total assets	$290,722			$278,835

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$735			$614
Stockholders’ equity	289,987			278,221

Total liabilities and stockholders’ equity	$290,722			$278,835

Provision (Benefit) For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A benefit for loan participation losses of $62 thousand and $68 thousand was recognized during 2007 and 2006, respectively, which reflects improvement in the credit quality of the loan participations subsequent to their acquisition from the Bank. All loan participations are transferred to PFGI Capital with an allowance for loan participation losses believed adequate to absorb anticipated losses.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during 2007 and 2006. Noninterest expense of $771 thousand and $828 thousand was recognized during 2007 and 2006, respectively. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For 2007 and 2006, loan servicing fees totaled $354 thousand and $338 thousand, respectively, while management fees totaled $283 thousand and $271 thousand, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.
Other noninterest expense was $134 thousand and $219 thousand for 2007 and 2006, respectively. Other noninterest expense was lower in 2007 compared to 2006 as legal and other fees associated with federal income tax matters in 2006 did not recur in 2007.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of December 31, 2007 and 2006, PFGI Capital had $288.1 million and $275.6 million, respectively, of loan participations, net of an allowance for loan participation losses of $435 thousand and $483 thousand, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of December 31, 2007, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.

The following table shows the composition of the loan participations by property type at December 31, 2007:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Nonresidential Real Estate	88	$70,968	24.59%
Commercial	76	57,993	20.10
Office/Warehouse	25	43,510	15.08
Apartments	20	37,634	13.04
Shopping/Retail	12	28,398	9.84
Healthcare Facilities	5	21,184	7.34
Industrial Facilities	10	7,780	2.70
Educational/Religious Facilities	5	6,550	2.27
Land/Interim Construction	6	4,196	1.45
Residential Development	1	985	.34
Other Commercial Properties	9	9,365	3.25

Total	257	$288,563	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at December 31, 2007:

	Fixed Rate			Variable Rate

		Aggregate Principal	Percentage by		Aggregate Principal	Percentage by
	Number	Balance	Aggregate Principal	Number	Balance	Aggregate Principal
Interest Rate	of Loans	(In Thousands)	Balance	of Loans	(In Thousands)	Balance

Under 5.00%	3	$1,261	.66%	2	$671	.70%
5.00% to 5.99%	23	23,946	12.40	9	13,914	14.57
6.00% to 6.99%	52	56,227	29.12	28	35,905	37.60
7.00% to 7.99%	70	90,754	47.00	39	39,047	40.90
Over 8.00%	24	20,893	10.82	7	5,945	6.23

Total	172	$193,081	100.00%	85	$95,482	100.00%

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal	Weighted Average
Interest Type	Loans	(In Thousands)	Balance	Interest Rate

Fixed Rate Loans	172	$193,081	66.91%	6.99%
Variable Rate Loans	85	95,482	33.09	6.98

Total	257	$288,563	100.00%	6.99%

Other Assets and Liabilities
As of December 31, 2007 and 2006, PFGI Capital had cash of $7.1 million and $8.4 million, respectively, in an interest bearing deposit account at the Bank. As of December 31, 2007, the account was yielding a rate of 3.4375%. Additionally, PFGI Capital had interest receivable of $1.4 million and $1.5 million as of December 31, 2007 and 2006, respectively. Net accounts receivable from the Bank was $108 thousand as of December 31, 2007 compared to a net accounts payable to the Bank of $1.0 million as of December 31, 2006.
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

CREDIT QUALITY
PFGI Capital’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding excessive property type and business activity concentrations. The Bank’s credit and risk management function employs extensive risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and PFGI Capital with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the allowance for loan participation losses, which includes an analysis of specific credits and the application of relevant allowance factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of December 31, 2007, approximately 82% of the loans underlying the participation interests are located in Ohio, compared with 81% as of December 31, 2006. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Nonresidential Real Estate, Office/Warehouse, and Commercial property types represent approximately 60% of the total loan participation balance at December 31, 2007. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 6 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.
The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	December 31,

(In Thousands)	2007	2006

Balance at Beginning of Period	$483	$534
Transferred Allowance, Net	14	17
Benefit for Loan Participation Losses	(62)	(68)
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Period	$435	$483

Net Charge-Offs to Average Loan Participations	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.15%	.17%

A benefit for loan participation losses was recognized during 2007 and 2006 due to improvement in the credit quality of loan participations subsequent to their acquisition from the Bank. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of December 31, 2007 and 2006, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure.
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
In early 2006, PFGI Capital issued 105 shares of its Series B Preferred Stock for a capital contribution of $10.5 thousand. Holders of Series B Preferred Stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B Preferred Stock are payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A Preferred Stock. Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $7.7 million were paid during 2007 and 2006, respectively. On January 18, 2008, PFGI declared a dividend of $1.9 million for holders of Series A and B Preferred Stock, payable on February 19, 2008.
PFGI Capital has an authorization by the Board for the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. There was no repurchase activity in 2007 or 2006. As of December 31, 2007, 358,484 shares of Series A Preferred Stock remain authorized for repurchase. There is no expiration date on this repurchase program.
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
As an alternative to distributing a cash dividend to its common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common shareholder used the consent dividend procedure in both 2007 and 2006. The consent dividend was $12.2 million and $11.5 million for the years ended 2007 and 2006, respectively. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders.
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital Preferred Stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. For the period ending December 31, 2007, the trailing four quarter net income to projected preferred dividend ratio stands at 261%.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Management’s determination of the adequacy of the allowance for loan participation losses considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of December 31, 2007 and 2006, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 3 to the consolidated financial statements discusses new accounting policies adopted by the PFGI Capital during 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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

Report on Management’s Assessment of Internal Control over Financial Reporting

PFGI Capital Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report. The financial statements and notes have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.
As management of PFGI Capital Corporation, we are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability by internal audit. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
Management assessed the system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”
This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
/s/ SUSAN M. KINSEY
Susan M. Kinsey
President
/s/ DORIS M. MALINOWSKI
Doris M. Malinowski
Chief Financial Officer
Cleveland, Ohio
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PFGI Capital Corporation
We have audited the accompanying balance sheets of PFGI Capital Corporation as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFGI Capital Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Cleveland, Ohio
March 7, 2008

FINANCIAL STATEMENTS
BALANCE SHEETS

	December 31,
(Dollars in Thousands)	2007	2006

Assets
Loan Participations	$288,563	$276,066
Allowance for Loan Participation Losses	(435)	(483)

Net Loan Participations	288,128	275,583
Cash and Due from Banks	7,085	8,385
Interest Receivable	1,386	1,475
Other Assets	108	—

Total Assets	$296,707	$285,443

Liabilities
Accounts Payable and Accrued Liabilities	$8	$1,048
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	193,645	181,403
Retained Earnings	4,233	4,171

Total Stockholders’ Equity	296,699	284,395

Total Liabilities and Stockholders’ Equity	$296,707	$285,443

See notes to financial statements.

STATEMENTS OF INCOME

	For the Year Ended
	December 31,

(In Thousands, Except Per Share Data)	2007	2006

Interest Income
Interest on Loans Participations	$20,314	$19,569
Interest on Cash Deposit	353	377

Total Interest Income	20,667	19,946
Benefit for Loan Participation Losses	(62)	(68)

Net Interest Income After Benefit for Loan Participation Losses	20,729	20,014
Noninterest Expense
Loan Servicing Fees	354	338
Management Fees	283	271
Other Noninterest Expense	134	219

Total Noninterest Expense	771	828

Income Before Income Taxes	19,958	19,186
Income Taxes	—	—

Net Income	19,958	19,186

Preferred Stock Dividends	7,654	7,654

Net Income Available to Common Shareholders	$12,304	$11,532

Per Common Share
Basic	$2.07	$1.94
Diluted	2.07	1.94
Consent Dividends	2.06	1.94

See notes to financial statements

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,

(In Thousands)	2007	2006

Operating Activities
Net Income	$19,958	$19,186
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Benefit for Loan Participation Losses	(62)	(68)
Decrease (Increase) in Interest Receivable	89	(29)
Increase in Accounts Receivable	(108)	—
(Decrease) Increase in Accrued Liabilities and Other Liabilities	(1,040)	994

Net Cash Provided by Operating Activities	18,837	20,083

Investing Activities
Net Increase in Loan Participations	(12,483)	(11,425)

Net Cash Used in Investing Activities	(12,483)	(11,425)

Financing Activities
Proceeds from Issuance of Series B Preferred Stock	—	10
Dividends Paid to Preferred Stockholders	(7,654)	(7,654)

Net Cash Used In Financing Activities	(7,654)	(7,644)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,300)	1,014
Cash and Cash Equivalents at Beginning of Period	8,385	7,371

Cash and Cash Equivalents at End of Period	$7,085	$8,385

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—
Noncash Transactions:
Contribution of Common Stock Consent Dividend	$12,242	$11,514
Contribution of 8,000 Preferred Shares by National City Bank	—	—

See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at December 31, 2005	$98,762	$59	$169,879	$4,153	$272,853
Net Income/Comprehensive Income				19,186	19,186
Dividends Paid on Preferred Stock ($1.9375 Per Series A Share and $3.75 Per Series B Share)				(7,654)	(7,654)
Issuance of Series B Preferred Stock			10		10
Common Stock Consent Dividend				(11,514)	(11,514)
Contribution of Consent Dividend			11,514		11,514

Balance at December 31, 2006	$98,762	$59	$181,403	$4,171	$284,395
Net Income/Comprehensive Income				19,958	19,958
Dividends Paid on Preferred Stock ($1.9375 Per Series A Share and $5.00 Per Series B Share)				(7,654)	(7,654)
Common Stock Consent Dividend				(12,242)	(12,242)
Contribution of Consent Dividend			12,242		12,242

Balance at December 31, 2007	$98,762	$59	$193,645	$4,233	$296,699

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
Management’s determination of the adequacy of the allowance for loan participations considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of December 31, 2007 and 2006, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.
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
As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the years ended December 31, 2007 and 2006, PFGI Capital and its common stockholder used the consent dividend procedure. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.
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
As of December 31, 2007, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Option — In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows a company to elect to measure certain financial assets and financial liabilities at fair value. This standard also requires disclosure of additional information to identify the effects of a company’s fair value election on its earnings. If the fair value option is desired, adoption is required effective January 1, 2008. Management has not elected the fair value option for any of PFGI Capital’s financial assets. As such, this standard has not impacted PFGI Capital’s financial condition, results of operations, or liquidity.
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. PFGI Capital adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.
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
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest less allowance for loan participation losses. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the

Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of December 31, 2007 or 2006.
The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	December 31,

(In Thousands)	2007	2006

Balance at Beginning of Period	$483	$534
Transferred Allowance, Net	14	17
Benefit for Loan Participation Losses	(62)	(68)
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Period	$435	$483

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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	For the Year Ended December 31,

(In Thousands, Except Per Share Data)	2007	2006

Net Income	$19,958	$19,186
Less Preferred Stock Dividends	(7,654)	(7,654)

Net Income Available to Common Stockholders	$12,304	$11,532

Weighted Average Common Shares Outstanding	5,940	5,940

Basic and Diluted Earnings Per Share	$2.07	$1.94

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
Series A Preferred Stockholders are entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Dividends on the Series A Preferred Stock are payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year or, if any such day is not a business day, on the next business day. The Series A Preferred Stock will rank senior to the Common Stock and Series B Preferred Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution. Holders of PFGI Capital’s Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the stockholders, voting as a single class with the holders of Common Stock.
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
In addition to the above events, PFGI Capital or the Bank will have the right, with the prior written approval of the Federal Reserve Board and the Office of the Comptroller of the Currency, to redeem the PFGI Capital Series A and Series B Preferred Stock at a redemption price of $25 per share of Series A Preferred Stock and $100 per share of Series B Preferred Stock plus the authorized and unpaid dividends to the date of redemption on and after August 17, 2009.
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock. There were no share repurchases during 2007 and 2006. As of December 31, 2007, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A Preferred Stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $354 thousand and $338 thousand for the years ended December 31, 2007 and 2006, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	For the Year Ended
	December 31,

(In Thousands)	2007	2006

Principal Balance at Beginning of Period	$276,066	$264,624
Transfers of Loan Participations from the Bank to PFGI Capital	148,904	193,722
Transfers of Loan Participations from PFGI Capital to the Bank	(61,026)	(98,300)
Loan Participation Payments	(75,381)	(83,980)

Principal Balance at End of Period	$288,563	$276,066

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $283 thousand and $271 thousand for the years ended December 31, 2007 and 2006, respectively.
The Bank owns 100% of the Common Stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On January 30, 2006, 105 shares of Series B Preferred Stock were issued to National City or Bank employees. The Bank contributed $10.5 thousand of capital for the issuance of these shares. As of December 31, 2007 substantially all of the outstanding shares of the Series B Preferred Stock are owned by current employees of the Bank or National City. Two of PFGI Capital’s directors, who are also employees of the Bank, each own one share of Series B Preferred Stock.
As of December 31, 2007 and 2006, PFGI Capital had an interest-bearing deposit account with the Bank of $7.1 million and $8.4 million, respectively. PFGI Capital had a net receivable from the Bank of $108 thousand as of December 31, 2007. PFGI Capital had a net payable to the Bank of $1.0 million as of December 31, 2006.
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

		December 31,
(In Thousands)	2007		2006

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$288,563	$301,984	$276,066	$286,463
Less: Allowance for Loan Participation Losses	(435)	—	(483)	—

Net Commercial Mortgage Loan Participations	$288,128	$301,984	$275,583	$286,463

Cash and Due From Banks	$7,085	$7,085	$8,385	$8,385

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
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
Payment of dividends on PFGI Capital’s Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At December 31, 2007, the Bank’s total risk-based capital ratio was 10.31%, its Tier 1 risk-based capital ratio was 6.19%, and its leverage ratio was 6.17%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s Common Stock and all series and classes of Preferred Stock. The inability to pay dividends on PFGI Capital’s Common Stock would prevent PFGI Capital from meeting the statutory requirement for a REIT in effect to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.
Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. In 2008, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends for an amount up to and equal to its net income through the date of such declaration. Payment of dividends by the Bank and/or any member of its consolidated group, including PFGI Capital’s payment of dividends to shareholders, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

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
PFGI Capital and National City’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114. Directors and officers of PFGI Capital are:

T. James Berry	Director (Member of Audit and Compensation Committees)
Scott L. Saari	Director and Vice President
Linda K. Erkkila	Director and Secretary (Member of Executive Committee)
Robert P. Hipskind	General Auditor
Dett P. Hunter	Director (Member of Audit and Compensation Committees)
Daniel J. DeMoss	Director, Vice President and Assistant Secretary
Susan M. Kinsey	Director and President (Member of Executive Committee)
Doris M. Malinowski	Director, Chief Financial Officer and Treasurer
J. David Rosenberg	Director (Member of Executive, Audit and Compensation Committees)
John E. Rubenbauer	Director
The Registrar and Transfer Agent of PFGI Capital is:
National City Bank
1900 East Ninth Street
Cleveland, Ohio 44114
Phone: 1-800-622-6757
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in PFGI Capital’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 10 and is incorporated herein by reference, management assessed PFGI Capital’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in PFGI Capital’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

4.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred Stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006.

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1	Master Participation and Servicing Agreement as amended and restated as of October 20, 2004 incorporated by reference to Exhibit 10.1 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on November 20, 2005.

23.0	Consent of Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated March 10, 2008 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated March 10, 2008 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated March 10, 2008 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated March 10, 2008 for PFGI Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: March 10, 2008	/s/ Doris M. Malinowski
Doris M. Malinowski
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer) Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PFGI Capital Corporation and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Susan M. Kinsey * Susan M. Kinsey	Director and President (Principal Executive Officer)	March 10, 2008

/s/ T. James Berry * T. James Berry	Director	March 10, 2008

/s/ Dett P. Hunter * Dett P. Hunter	Director	March 10, 2008

/s/ Linda K. Erkkila * Linda K. Erkkila	Director and Secretary	March 10, 2008

/s/ Scott L. Saari * Scott Saari	Director, Vice President	March 10, 2008

/s/ J. David Rosenberg * J. David Rosenberg	Director	March 10, 2008

/s/ John E. Rubenbauer * John E. Rubenbauer	Director	March 10, 2008

/s/ Doris M. Malinowski * Doris M. Malinowski	Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2008

/s/ Daniel J. DeMoss * Daniel DeMoss	Director, Vice President and Assistant Secretary	March 10, 2008

*	Linda K. Erkkila, as attorney-in-fact, signs this report on behalf of the above-named officers and directors pursuant to powers of attorney duly executed by such officers and directors empowering Linda K. Erkkila and Susan M. Kinsey to sign on their behalf.

/s/ Linda K. Erkkila Linda K. Erkkila, attorney-in-fact