Form 10-Q
period 2008-06-30
PFGI CAPITAL CORP
filed 2008-08-13
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period	Commission File
June 30, 2008	1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of July 31, 2008.
Common Stock, $.01 Par Value - 5,940,000
Series A Preferred Stock, $25.00 Stated Value - 3,950,484
Series B Preferred Stock, $.01 Par Value - 105

Quarter Ended June 30, 2008
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
INDEX TO ANNUAL REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2008

Page
Part I — Financial Information
Item 1. Financial Statements
Balance Sheets	4
Statements of Income	5
Statements of Cash Flows	6
Statements of Changes in Stockholders’ Equity	7
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk (Note 1)
Item 4. Controls and Procedures	19

Part II. Other Information
Item 1. Legal Proceedings (None)
Item 1A. Risk Factors (Note 1)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information (None)
Item 6. Exhibits	20

Signature	21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Note 1: Omitted pursuant to smaller reporting company regulatory relief and simplification rules.

FINANCIAL STATEMENTS
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in Thousands)	2008	2007

Assets
Loan Participations	$293,850	$288,563
Allowance for Loan Participation Losses	(1,310)	(435)

Net Loan Participations	292,540	288,128
Cash and Due from Banks	7,737	7,085
Interest Receivable	1,261	1,386
Other Assets	—	108

Total Assets	$301,538	$296,707

Liabilities
Accounts Payable and Accrued Liabilities	$30	$8
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	193,645	193,645
Retained Earnings	9,042	4,233

Total Stockholders’ Equity	301,508	296,699

Total Liabilities and Stockholders’ Equity	$301,538	$296,707

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2008	2007	2008	2007

Interest Income
Interest on Loan Participations	$4,831	$5,053	$9,789	$10,037
Interest on Cash Deposit	41	98	104	175

Total Interest Income	4,872	5,151	9,893	10,212
Provision for Loan Participation Losses	790	135	869	75

Net Interest Income After Provision for Loan Participation Losses	4,082	5,016	9,024	10,137
Noninterest Expense
Loan Servicing Fees	91	88	182	175
Management Fees	73	70	145	140
Other Noninterest Expense	25	34	60	68

Total Noninterest Expense	189	192	387	383

Income Before Income Taxes	3,893	4,824	8,637	9,754
Income Taxes	—	—	—	—

Net Income	$3,893	$4,824	$8,637	$9,754

Preferred Stock Dividends	1,914	1,913	3,828	3,827

Net Income Available to Common Shares	$1,979	$2,911	$4,809	$5,927

Per Common Share
Basic	$.33	$.49	$.81	$1.00
Diluted	.33	.49	.81	1.00

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In Thousands)	2008	2007

Operating Activities
Net Income	$8,637	$9,754
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Participation Losses	869	75
Decrease in Interest Receivable	125	63
Decrease in Other Assets	108	—
Increase (Decrease) in Accounts Payable and Accrued Liabilities	22	(991)

Net Cash Provided by Operating Activities	9,761	8,901

Investing Activities
Net Increase in Loan Participations	(5,281)	(5,965)

Net Cash Used in Investing Activities	(5,281)	(5,965)

Financing Activities
Dividends Paid to Preferred Stockholders	(3,828)	(3,827)

Net Cash Used In Financing Activities	(3,828)	(3,827)

Net Increase (Decrease) in Cash and Cash Equivalents	652	(891)
Cash and Cash Equivalents at Beginning of Period	7,085	8,385

Cash and Cash Equivalents at End of Period	$7,737	$7,494

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—

See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2007	$98,762	$59	$181,403	$4,171	$284,395
Net Income/Comprehensive Income	—	—	—	9,754	9,754
Dividends Paid on Preferred Stock	—	—	—	(3,827)	(3,827)

Balance at June 30, 2007	$98,762	$59	$181,403	$10,098	$290,322

Balance at January 1, 2008	$98,762	$59	$193,645	$4,233	$296,699
Net Income/Comprehensive Income	—	—	—	8,637	8,637
Dividends Paid on Preferred Stock	—	—	—	(3,828)	(3,828)

Balance at June 30, 2008	$98,762	$59	$193,645	$9,042	$301,508

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
Management’s determination of the adequacy of the allowance for loan participations considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of June 30, 2008 and December 31, 2007, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.
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
As of June 30, 2008, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Option — In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows a company to elect to measure certain financial assets and financial liabilities at fair value. This standard also requires disclosure of additional information to identify the effects of a company’s fair value election on its earnings. If the fair value option is desired, adoption was required effective January 1, 2008. Management has not elected the fair value option for any of PFGI Capital’s financial assets. As such, this standard did not impact PFGI Capital’s financial condition, results of operations, or liquidity.
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
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest less allowance for loan participation losses. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of June 30, 2008 or December 31, 2007.
The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007

Balance at Beginning of Period	$514	$415	$435	$483
Transferred Allowance, Net	6	15	6	7
Provision for Loan Participation Losses	790	135	869	75
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$1,310	$565	$1,310	$565

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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2008	2007	2008	2007

Net Income	$3,893	$4,824	$8,637	$9,754
Less Preferred Stock Dividends	(1,914)	(1,913)	(3,828)	(3,827)

Net Income Available to Common Stockholders	$1,979	$2,911	$4,809	$5,927

Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$.33	$.49	$.81	$1.00

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
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A preferred stock. There were no share repurchases during the six months ended June 30, 2008 or 2007. As of June 30, 2008, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A preferred stock.

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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $91 thousand and $182 thousand for the three- and six- month periods ended June 30, 2008, respectively. Loan servicing costs incurred by PFGI Capital totaled $88 thousand and $175 thousand for the three- and six- month periods ended June 30, 2007, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007

Principal Balance at Beginning of Period	$288,918	$269,951	$288,563	$276,066
Transfers of Loan Participations from the Bank to PFGI Capital	34,368	45,876	74,983	76,880
Transfers of Loan Participations from PFGI Capital to the Bank	(14,675)	(19,722)	(36,885)	(28,151)
Loan Participation Payments	(14,761)	(14,067)	(32,811)	(42,757)

Principal Balance at End of Period	$293,850	$282,038	$293,850	$282,038

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $73 thousand and $145 thousand for the three and six months ended June 30, 2008, respectively. Management fees incurred by PFGI Capital totaled $70 thousand and $140 thousand for the three and six months ended June 30, 2007, respectively.
The Bank owns 100% of the common stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On January 30, 2006, 105 shares of Series B preferred stock were issued to National City or Bank employees. The Bank contributed $10.5 thousand of capital for the issuance of these shares. As of June 30, 2008 substantially all of the outstanding shares of the Series B preferred stock are owned by current employees of the Bank or National City and the remaining shares are owned by former employees. Two of PFGI Capital’s directors, who are also employees of the Bank, each own one share of Series B preferred stock. These shares were acquired prior to each becoming a director.
As of June 30, 2008 and December 31, 2007, PFGI Capital had an interest-bearing deposit account with the Bank of $7.7 million and $7.1 million, respectively. PFGI Capital had a net payable at June 30, 2008 to the Bank of $26 thousand compared to a net receivable of $108 thousand at December 31, 2007.
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

	June 30,		December 31,
(In Thousands)	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$293,850	$311,086	$288,563	$301,984
Less: Allowance for Loan Participation Losses	(1,310)	—	(435)	—

Net Commercial Mortgage Loan Participations	$292,540	$311,086	$288,128	$301,984

Cash and Due From Banks	$7,737	$7,737	$7,085	$7,085

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
NOTE 9. DIVIDEND RESTRICTIONS
Because PFGI Capital is a direct subsidiary of the Bank, regulatory authorities will have the right to examine PFGI Capital and its activities and, under certain circumstances, to impose restrictions on the Bank or PFGI Capital. If the Office of the Comptroller of the Currency determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of PFGI Capital’s preferred stock.
The Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s net income for the current year, plus retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare shareholder dividends on July 16, 2008. If the Bank does not have sufficient net income in future periods of more than $2.0 billion, PFGI Capital will be required to seek advance approval from the Office of the Comptroller of the Currency prior to declaration of future dividends. Restrictions on PFGI Capital’s ability to pay dividends to its preferred shareholders may also result in an inability to pay common dividends. If PFGI Capital is unable to distribute 90% of its taxable income through preferred and common dividends, it will fail to qualify for the favorable tax treatment accorded to REITs and accordingly, the net income of PFGI Capital will be subject to taxation.
Payment of dividends on PFGI Capital’s preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At June 30, 2008, the Bank’s total risk-based capital ratio was 13.99%, its Tier 1 risk-based capital ratio was 10.02%, and its leverage ratio was 9.39%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s preferred stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock.
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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $2.0 million, or $.33 per common diluted share for the second quarter of 2008, compared to $2.9 million, or $.49 per common diluted share for the second quarter of 2007. Cash dividends of $1.9 million were paid to preferred stockholders during the second quarters of 2008 and 2007. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report. The decrease in net income available for common shareholders primarily reflects an increase in the provision for loan participation losses in the second quarter of 2008 compared to the same quarter of 2007.
For the first six months of 2008 and 2007, net income available to common stockholders was $4.8 million, or $.81 per common share, and $5.9 million, or $1.00 per common diluted share, respectively. The year-over-year decrease in net income available for common shareholders reflects a decrease in the interest income along with a higher provision for loan participation losses in the first half of 2008 compared to the same period of 2007. Cash dividends of $3.8 million were paid to the preferred stockholders during the first six months of 2008 and 2007, respectively.
At June 30, 2008 and December 31, 2007, PFGI Capital had total assets of $301.5 million and $296.7 million, respectively. These assets were primarily comprised of net loan participations totaling $292.5 million and $288.1 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $301.5 million and $296.7 million as of June 30, 2008 and December 31, 2007, respectively.
RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $4.9 million and $9.9 million for the three and six months ended June 30, 2008, respectively. Total interest income was $5.2 million and $10.2 million for the three and six months ended June 30, 2007, respectively. The decrease in interest income was primarily due to the declining rate environment and was partially offset by higher average loan participations outstanding during the six months ended June 30, 2008 versus the comparable period of 2007. For the second quarter of 2008 the average rate earned on loan participations declined by 57 basis points, while the rate earned on deposits declined by 311 basis points. For the first half of 2008 the average rate earned on loan participations declined by 47 basis points, while the rate earned on deposits declined by 255 basis points. The lower rates earned on earning assets in 2008 reflects the decline in market interest rates.

The average balances and interest earned for the three and six months ended June 30, 2008 and 2007 are shown in the following table:

	Three Months Ended
	June 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$292,414	$4,831	6.64%	$281,009	$5,053	7.21%
Deposit account with Bank	8,201	41	2.06	7,572	98	5.17

Total earning assets	$300,615	$4,872	6.52%	$288,581	$5,151	7.16%
Allowance for loan participation losses	(527)			(431)
Other nonearning assets	972			1,097

Total assets	$301,060			$289,247

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$663			$787
Stockholders’ equity	300,397			288,460

Total liabilities and stockholders’ equity	$301,060			$289,247

	Six Months Ended
	June 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$291,020	$9,789	6.76%	$280,140	$10,037	7.23%
Deposit account with Bank	8,141	104	2.58	6,863	175	5.13

Total earning assets	$299,161	$9,893	6.65%	$287,003	$10,212	7.18%
Allowance for loan participation losses	(482)			(458)
Other nonearning assets	1,028			1,145

Total assets	$299,707			$287,690

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$672			$752
Stockholders’ equity	299,035			286,938

Total liabilities and stockholders’ equity	$299,707			$287,690

Provision (Benefit) For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A provision for loan participation losses of $790 thousand and $869 thousand was recognized during the three- and six- month periods ended June 30, 2008, respectively. A provision for loan participation losses of $135 thousand and $75 thousand was recognized during the three- and six- month periods ended June 30, 2007, respectively. The provision for loan participation losses in 2008 reflects deterioration in the general credit environment for commercial real estate loans. All loan participations are transferred to PFGI Capital with an allowance for loan participation losses deemed adequate to absorb anticipated losses at the time of transfer.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during the second quarter and the first six months of 2008 and 2007. Noninterest expense of $189 thousand and $387 thousand was recognized during the second quarter and six months period ended June 30, 2008, compared to $192 thousand and $383 thousand for the same periods in 2007. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For the second quarter and six months ended June 30, 2008, loan servicing fees totaled $91 thousand and $182 thousand, respectively, while management fees totaled $73 thousand and $145 thousand, respectively. For the second quarter and six months ended June 30, 2007, loan servicing fees totaled $88 thousand and $175 thousand, respectively, while management fees totaled $70 thousand and $140 thousand, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations. The increase in the loan servicing and management fees for the second quarter of 2008 relative to the comparable period of 2007 was a result of higher average loan participations outstanding.
Other noninterest expense was $25 thousand and $60 thousand for the second quarter and the first six months ended June 30, 2008 compared to $34 thousand and $68 thousand during the same periods in the prior year.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of June 30, 2008 and December 31, 2007, PFGI Capital had $292.5 million and $288.1 million, respectively, of loan participations, net of an allowance for loan participation losses of $1.3 million and $435 thousand, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of June 30, 2008, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at June 30, 2008:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Nonresidential Real Estate	115	$80,652	27.45%
Commercial	86	59,478	20.24
Office/Warehouse	28	41,524	14.13
Apartments	20	29,954	10.19
Shopping/Retail	14	29,694	10.10
Healthcare Facilities	6	22,031	7.50
Industrial Facilities	15	10,657	3.63
Educational/Religious Facilities	5	6,337	2.16
Land/Interim Construction	6	3,550	1.21
Other Commercial Properties	9	9,973	3.39

Total	304	$293,850	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at June 30, 2008:

	Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	3	$718	.36%	41	$37,564	41.04%
5.00% to 5.99%	20	23,118	11.43	28	30,720	33.56
6.00% to 6.99%	71	70,043	34.62	9	9,542	10.43
7.00% to 7.99%	85	88,240	43.61	12	7,369	8.05
Over 8.00%	26	20,205	9.98	9	6,331	6.92

Total	205	$202,324	100.00%	99	$91,526	100.00%

		Aggregate Principal	Percentage by
		Balance	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	(In Thousands)	Balance	Interest Rate

Fixed Rate Loans	205	$202,324	68.85%	7.03%
Variable Rate Loans	99	91,526	31.15	5.58

Total	304	$293,850	100.00%	6.55%

Other Assets and Liabilities
As of June 30, 2008 and December 31, 2007, PFGI Capital had cash of $7.7 million and $7.1 million, respectively, in an interest bearing deposit account at the Bank. As of June 30, 2008, the account was yielding a rate of 2.125%. Additionally, PFGI Capital had interest receivable of $1.3 million and $1.4 million as of June 30, 2008 and December 31, 2007, respectively. Net accounts payable to the bank was $26 thousand as of June 30, 2008 and net accounts receivable from the bank was $108 thousand as of December 31, 2007.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of June 30, 2008, approximately 84% of the loans underlying the participation interests are located in Ohio. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Nonresidential Real Estate, Office/Warehouse, and Commercial property types represent approximately 62% of the total loan participation balance at June 30, 2008. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 15 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2008	2007	2008	2007

Balance at Beginning of Period	$514	$415	$435	$483
Transferred Allowance, Net	6	15	6	7
Provision for Loan Participation Losses	790	135	869	75
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$1,310	$565	$1,310	$565

Net Charge-Offs to Average Loan Participations	.00%	.00%	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.45%	.20%	.45%	.20%

A larger provision for loan participation losses was recognized during the second quarter and the first six months of 2008 due to the deterioration in the general credit environment for commercial real estate loans. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of June 30, 2008, and December 31, 2007, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure.
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
Holders of PFGI Capital’s Series A preferred stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $3.8 million were paid during the second quarter 2008 and 2007, respectively. Holders of Series B preferred stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B preferred stock are payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A preferred stock. On July 16, 2008, PFGI declared a dividend of $1.9 million for holders of Series A and B preferred stock, payable on August 18, 2008.
In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than 2.87%. At June 30, 2008, the average weighted interest rate on loan participations was 6.55%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 368 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.
As a direct subsidiary of the Bank, PFGI Capital is required to seek advance regulatory approval prior to the declaration of any dividends in excess of the Bank’s available retained earnings. Additionally, the Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s net income for the current year, plus retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare shareholder dividends on July 16, 2008. If the Bank does not have sufficient net income in future periods of more than $2.0 billion, PFGI Capital will be required to seek advance approval from the Office of the Comptroller of the Currency prior to declaration of future dividends. The Office of the Comptroller of the Currency also has authority to restrict PFGI Capital’s dividend payments to stockholders if they determine that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice. Restrictions on PFGI Capital’s ability to pay dividends to its preferred shareholders may also result in an inability to pay common dividends. If PFGI Capital is unable to distribute 90% of its taxable income through preferred and common dividends, it will fail to qualify for the favorable tax treatment accorded to REITs and accordingly, the net income of PFGI Capital will be subject to taxation.

PFGI Capital has an authorization by the Board for the repurchase of up to 3,000,000 shares of Series A preferred stock from third-party investors. There was no repurchase activity in the second quarter and first half of 2008 or 2007. As of June 30, 2008, 358,484 shares of Series A preferred stock remain authorized for repurchase. There is no expiration date on this repurchase program.
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
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A preferred stock, voting as a separate class. For the period ending June 30, 2008, the trailing four quarter net income to projected preferred dividend ratio stands at 246%.
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
Management’s determination of the adequacy of the allowance for loan participation losses considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of June 30, 2008 and 2007, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.

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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 17 and 18 of this report are incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 21, 2008, at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
     1. Elected to continue to serve as directors all nominees designated in the Information Statement dated April 21, 2008 as follows:

	Number of Votes
	For	Withheld
James T. Berry	5,940,000	—
Daniel J. DeMoss	5,940,000	—
Linda K. Erkkila	5,940,000	—
Dett P. Hunter	5,940,000	—
Susan M. Kinsey	5,940,000	—
Doris M. Malinowski	5,940,000	—
J. David Rosenberg	5,940,000	—
John E. Rubenbauer	5,940,000	—
Scott L. Saari	5,940,000	—

     2. Ratified to Audit Committee’s selection of Ernst & Young LLP as the Independent Registered Public Accounting Firm for PFGI Capital Corporation for 2008: 5,940,000 votes cast for, 0 votes cast against, and 0 votes abstained.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

4.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred Stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006.

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1	Master Participation and Servicing Agreement as amended and restated as of October 20, 2004 incorporated by reference to Exhibit 10.1 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on November 20, 2005.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 13, 2008 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 13, 2008 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated August 13, 2008 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated August 13, 2008 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation (Registrant)
Date: August 13, 2008	/s/ Doris M. Malinowski
Doris M. Malinowski
Chief Financial Officer and Treasurer (Principal Accounting Officer) Duly Authorized Officer