Form 10-Q
period 2008-09-30
PFGI CAPITAL CORP
filed 2008-11-14
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period	Commission File
September 30, 2008	000-51501
PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of October 31, 2008.
Common Stock, $.01 Par Value — 5,940,000
Series A Preferred Stock, $25.00 Stated Value — 3,950,484
Series B Preferred Stock, $.01 Par Value — 105

Quarter Ended September 30, 2008
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
INDEX TO ANNUAL REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

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

FINANCIAL STATEMENTS
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2008	2007

Assets
Loan Participations	$297,847	$288,563
Allowance for Loan Participation Losses	(1,434)	(435)

Net Loan Participations	296,413	288,128
Cash and Due from Banks	6,384	7,085
Interest Receivable	1,246	1,386
Other Assets	167	108

Total Assets	$304,210	$296,707

Liabilities
Accounts Payable and Accrued Liabilities	$5	$8
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	193,645	193,645
Retained Earnings	11,739	4,233

Total Stockholders’ Equity	304,205	296,699

Total Liabilities and Stockholders’ Equity	$304,210	$296,707

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2008	2007	2008	2007

Interest Income
Interest on Loan Participations	$4,896	$5,162	$14,685	$15,199
Interest on Cash Deposit	37	93	141	268

Total Interest Income	4,933	5,255	14,826	15,467
Provision for Loan Participation Losses	119	(138)	988	(63)

Net Interest Income After Provision for Loan Participation Losses	4,814	5,393	13,838	15,530
Noninterest Expense
Loan Servicing Fees	92	89	274	264
Management Fees	75	71	220	211
Other Noninterest Expense	37	34	97	102

Total Noninterest Expense	204	194	591	577

Income Before Income Taxes	4,610	5,199	13,247	14,953
Income Taxes	—	—	—	—

Net Income	$4,610	$5,199	$13,247	$14,953

Preferred Stock Dividends	1,913	1,914	5,741	5,741

Net Income Available to Common Shares	$2,697	$3,285	$7,506	$9,212

Per Common Share
Basic	$.45	$.55	$1.26	$1.55
Diluted	.45	.55	1.26	1.55

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In Thousands)	2008	2007

Operating Activities
Net Income	$13,247	$14,953
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision (Benefit) for Loan Participation Losses	988	(63)
Decrease in Interest Receivable	140	156
Increase in Other Assets	(59)	(62)
Decrease in Accounts Payable and Accrued Liabilities	(3)	(1,039)

Net Cash Provided by Operating Activities	14,313	13,945

Investing Activities
Net Increase in Loan Participations	(9,273)	(9,784)

Net Cash Used in Investing Activities	(9,273)	(9,784)

Financing Activities
Dividends Paid to Preferred Stockholders	(5,741)	(5,741)

Net Cash Used In Financing Activities	(5,741)	(5,741)

Net Decrease in Cash and Cash Equivalents	(701)	(1,580)
Cash and Cash Equivalents at Beginning of Period	7,085	8,385

Cash and Cash Equivalents at End of Period	$6,384	$6,805

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—

See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2007	$98,762	$59	$181,403	$4,171	$284,395
Net Income/Comprehensive Income	—	—	—	14,953	14,953
Dividends Paid on Preferred Stock	—	—	—	(5,741)	(5,741)

Balance at September 30, 2007	$98,762	$59	$181,403	$13,383	$293,607

Balance at January 1, 2008	$98,762	$59	$193,645	$4,233	$296,699
Net Income/Comprehensive Income	—	—	—	13,247	13,247
Dividends Paid on Preferred Stock	—	—	—	(5,741)	(5,741)

Balance at September 30, 2008	$98,762	$59	$193,645	$11,739	$304,205

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
On October 24, 2008, National City Corporation entered into a definitive agreement to be acquired by The PNC Financial Services Group, Inc. (NYSE: PNC). Subject to customary closing conditions, including regulatory and shareholder approvals, this transaction is expected to be completed by December 31, 2008. Upon completion, National City Bank will become a wholly-owned subsidiary of The PNC Financial Services Group, Inc.
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
Management’s determination of the adequacy of the allowance for loan participations considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of September 30, 2008 and December 31, 2007, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.
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
As of September 30, 2008, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest less allowance for loan participation losses. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. PFGI Capital did not have any nonperforming assets or impaired loans as of September 30, 2008 or December 31, 2007.

The following table sets forth an analysis of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007

Balance at Beginning of Period	$1,310	$565	$435	$483
Transferred Allowance, Net	5	4	11	11
Provision (Benefit) for Loan Participation Losses	119	(138)	988	(63)
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$1,434	$431	$1,434	$431

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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2008	2007	2008	2007

Net Income	$4,610	$5,199	$13,247	$14,953
Less Preferred Stock Dividends	(1,913)	(1,914)	(5,741)	(5,741)

Net Income Available to Common Stockholders	$2,697	$3,285	$7,506	$9,212

Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted Earnings Per Share	$.45	$.55	$1.26	$1.55

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
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A preferred stock. There were no share repurchases during the nine months ended September 30, 2008 or 2007. As of September 30, 2008, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A preferred stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $92 thousand and $274 thousand for the three- and nine- month periods ended September 30, 2008, respectively. Loan servicing costs incurred by PFGI Capital totaled $89 thousand and $264 thousand for the three- and nine- month periods ended September 30, 2007, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007

Principal Balance at Beginning of Period	$293,850	$282,038	$288,563	$276,066
Transfers of Loan Participations from the Bank to PFGI Capital	51,547	25,836	126,530	102,716
Transfers of Loan Participations from PFGI Capital to the Bank	(21,507)	(11,067)	(58,392)	(39,218)
Loan Participation Payments	(26,043)	(10,946)	(58,854)	(53,703)

Principal Balance at End of Period	$297,847	$285,861	$297,847	$285,861

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $75 thousand and $220 thousand for the three and nine months ended September 30, 2008, respectively. Management fees incurred by PFGI Capital totaled $71 thousand and $211 thousand for the three and nine months ended September 30, 2007, respectively.
The Bank owns 100% of the common stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. On January 30, 2006, 105 shares of Series B preferred stock were issued to National City or Bank employees. The Bank contributed $10.5 thousand of capital for the issuance of these shares. As of September 30, 2008 substantially all of the outstanding shares of the Series B preferred stock are owned by current employees of the Bank or National City and the remaining shares are owned by former employees. Two of PFGI Capital’s directors, who are also employees of the Bank, each own one share of Series B preferred stock. These shares were acquired prior to each becoming a director.
As of September 30, 2008 and December 31, 2007, PFGI Capital had an interest-bearing deposit account with the Bank of $6.4 million and $7.1 million, respectively. PFGI Capital had a net receivable from the Bank of $167 thousand and $108 thousand at September 30, 2008 and December 31, 2007, respectively.

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
The Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s net income for the current year, plus retained net income for the preceding two years, less any required transfers to surplus or common stock. As of September 30, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare shareholder dividends during 2008. If the Bank does not have sufficient net income in future periods, of more than $4.0 billion, PFGI Capital will be required to seek advance approval from the Office of the Comptroller of the Currency prior to declaration of future dividends. Restrictions on PFGI Capital’s ability to pay dividends to its preferred shareholders may also result in an inability to pay common dividends. If PFGI Capital is unable to distribute 90% of its taxable income through preferred and common dividends, it will fail to qualify for the favorable tax treatment accorded to REITs and accordingly, the net income of PFGI Capital will be subject to taxation.
Payment of dividends on PFGI Capital’s preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At September 30, 2008, the Bank’s total risk-based capital ratio was 14.05%, its Tier 1 risk-based capital ratio was 10.02%, and its leverage ratio was 9.13%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s preferred stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock.

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
On October 24, 2008, National City Corporation entered into a definitive agreement to be acquired by The PNC Financial Services Group, Inc. (NYSE: PNC). Subject to customary closing conditions, including regulatory and shareholder approvals, this transaction is expected to be completed by December 31, 2008. Upon completion, National City Bank will become a wholly-owned subsidiary of The PNC Financial Services Group, Inc.
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
OVERVIEW
PFGI Capital reported net income available to common stockholders of $2.7 million, or $.45 per common diluted share for the third quarter of 2008, compared to $3.3 million, or $.55 per common diluted share for the third quarter of 2007. The decrease in net income available for common shareholders primarily reflects lower interest income and higher provision for loan participation losses compared to the same quarter of 2007. Cash dividends of $1.9 million were paid to preferred stockholders during the third quarters of 2008 and 2007. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
For the first nine months of 2008 and 2007, net income available to common stockholders was $7.5 million, or $1.26 per common share, and $9.2 million, or $1.55 per common diluted share, respectively. The year-over-year decrease in net income available for common shareholders reflects a decrease in the interest income along with a higher provision for loan participation losses in the first nine months of 2008 compared to the same period of 2007. Cash dividends of $5.7 million were paid to the preferred stockholders during the first nine months of 2008 and 2007, respectively.
At September 30, 2008 and December 31, 2007, PFGI Capital had total assets of $304.2 million and $296.7 million, respectively. These assets were primarily comprised of net loan participations totaling $296.4 million and $288.1 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $304.2 million and $296.7 million as of September 30, 2008 and December 31, 2007, respectively.

RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $4.9 million and $14.8 million for the three and nine months ended September 30, 2008, respectively. Total interest income was $5.3 million and $15.5 million for the three and nine months ended September 30, 2007, respectively. The decrease in interest income was primarily due to the declining rate environment and was partially offset by higher average loan participations outstanding during the nine months ended September 30, 2008 versus the comparable period of 2007. For the third quarter of 2008 the average rate earned on loan participations declined by 62 basis points, while the rate earned on deposits declined by 309 basis points. For the first nine months of 2008 the average rate earned on loan participations declined by 52 basis points, while the rate earned on deposits declined by 273 basis points.
The average balances and interest earned for the three and nine months ended September 30, 2008 and 2007 are shown in the following table:

	Three Months Ended
	September 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$296,004	$4,896	6.58%	$284,340	$5,162	7.20%
Deposit account with Bank	7,545	37	1.97	7,326	93	5.06

Total earning assets	$303,549	$4,933	6.46%	$291,666	$5,255	7.15%
Allowance for loan participation losses	(1,314)			(566)
Other nonearning assets	803			1,009

Total assets	$303,038			$292,109

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$695			$742
Stockholders’ equity	302,343			291,367

Total liabilities and stockholders’ equity	$303,038			$292,109

	Nine Months Ended
	September 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$292,693	$14,685	6.70%	$281,555	$15,199	7.22%
Deposit account with Bank	7,941	141	2.38	7,020	268	5.11

Total earning assets	$300,634	$14,826	6.59%	$288,575	$15,467	7.17%
Allowance for loan participation losses	(761)			(495)
Other nonearning assets	952			1,099

Total assets	$300,825			$289,179

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$680			$748
Stockholders’ equity	300,145			288,431

Total liabilities and stockholders’ equity	$300,825			$289,179

Provision (Benefit) For Loan Participation Losses
The provision for loan participation losses is the charge or credit to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A provision for loan participation losses of $119 thousand and $988 thousand was recognized during the three- and nine- month periods ended September 30, 2008, respectively. A reversal of previously recognized provision for loan participation losses of $138 thousand and $63 thousand was recognized during the three- and nine- month periods ended September 30, 2007, respectively. The provision for loan participation losses in 2008 reflects deterioration in the general credit environment for commercial real estate loans. All loan participations are transferred to PFGI Capital with an allowance for loan participation losses deemed adequate to absorb anticipated losses at the time of transfer.
Noninterest Income and Expense
PFGI Capital recorded no noninterest income during the third quarter and the first nine months of 2008 and 2007. Noninterest expense of $204 thousand and $591 thousand was recognized during the third quarter and nine-month period ended September 30, 2008, compared to $194 thousand and $577 thousand for the same periods in 2007. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For the third quarter and nine months ended September 30, 2008, loan servicing fees totaled $92 thousand and $274 thousand, respectively, while management fees totaled $75 thousand and $220 thousand, respectively. For the third quarter and nine months ended September 30, 2007, loan servicing fees totaled $89 thousand and $264 thousand, respectively, while management fees totaled $71 thousand and $211 thousand, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations. The increase in the loan servicing and management fees for the three and nine months ended September 30, 2008 relative to the comparable periods of 2007 was a result of higher average loan participations outstanding.
Other noninterest expense was $37 thousand and $97 thousand for the third quarter and the nine months ended September 30, 2008 compared to $34 thousand and $102 thousand during the same periods in the prior year.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of September 30, 2008 and December 31, 2007, PFGI Capital had $296.4 million and $288.1 million, respectively, of loan participations, net of an allowance for loan participation losses of $1.4 million and $435 thousand, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of September 30, 2008, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at September 30, 2008:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Nonresidential Real Estate	133	$101,197	33.98%
Commercial	89	60,179	20.20
Office/Warehouse	29	36,319	12.19
Apartments	22	30,268	10.16
Shopping/Retail	11	23,193	7.79
Healthcare Facilities	6	21,319	7.16
Industrial Facilities	15	10,524	3.53
Educational/Religious Facilities	4	4,137	1.39
Other Commercial Properties	10	10,711	3.60

Total	319	$297,847	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at September 30, 2008:

	Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	2	$686	.35%	18	$21,763	20.90%
5.00% to 5.99%	21	17,905	9.24	54	53,232	51.12
6.00% to 6.99%	72	63,237	32.65	17	14,547	13.97
7.00% to 7.99%	86	94,608	48.84	14	8,344	8.01
Over 8.00%	26	17,277	8.92	9	6,248	6.00

Total	207	$193,713	100.00%	112	$104,134	100.00%

		Aggregate Principal	Percentage by
		Balance	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	(In Thousands)	Balance	Interest Rate

Fixed Rate Loans	207	$193,713	65.04%	7.03%
Variable Rate Loans	112	104,134	34.96	5.87

Total	319	$297,847	100.00%	6.62%

Other Assets and Liabilities
As of September 30, 2008 and December 31, 2007, PFGI Capital had cash of $6.4 million and $7.1 million, respectively, in an interest bearing deposit account at the Bank. As of September 30, 2008, the account was yielding a rate of 1.94%. Additionally, PFGI Capital had interest receivable of $1.2 million and $1.4 million as of September 30, 2008 and December 31, 2007, respectively. Net accounts receivable from the bank was $167 thousand as of September 30, 2008 and $108 thousand as of December 31, 2007.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of September 30, 2008, approximately 87% of the loans underlying the participation interests are located in Ohio. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Nonresidential Real Estate, Office/Warehouse, and Commercial property types represent approximately 66% of the total loan participation balance at September 30, 2008. As a result, the portfolio may also experience a higher default rate in the event of adverse business developments related to these property types. Refer to page 15 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2008	2007	2008	2007

Balance at Beginning of Period	$1,310	$565	$435	$483
Transferred Allowance, Net	5	4	11	11
Provision (Benefit) for Loan Participation Losses	119	(138)	988	(63)
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$1,434	$431	$1,434	$431

Net Charge-Offs to Average Loan Participations	.00%	.00%	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.48%	.15%	.48%	.15%

A larger provision for loan participation losses was recognized during the third quarter and the first nine months of 2008 compared to the prior year due to the deterioration in the general credit environment for commercial real estate loans. Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of September 30, 2008, and December 31, 2007, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure.
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
Holders of PFGI Capital’s Series A preferred stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $1.9 million were paid during the third quarter 2008 and 2007, respectively. Cash dividends of $5.7 million were paid during the nine months ended September 30, 2008 and 2007. Holders of Series B preferred stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B preferred stock are payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A preferred stock. On October 15, 2008, PFGI declared a dividend of $1.9 million for holders of Series A and B preferred stock, payable on November 17, 2008.
In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of Preferred Stock, loan participations of PFGI Capital cannot yield lower than 2.84%. At September 30, 2008, the average weighted interest rate on loan participations was 6.62%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 378 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of Preferred Stock.
As a direct subsidiary of the Bank, PFGI Capital is required to seek advance regulatory approval prior to the declaration of any dividends in excess of the Bank’s available retained earnings. Additionally, the Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s net income for the current year, plus retained net income for the preceding two years, less any required transfers to surplus or common stock. As of September 30, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare shareholder dividends on October 15, 2008. If the Bank does not have sufficient net income in future periods of more than $4.0 billion, PFGI Capital will be required to seek advance approval from the Office of the Comptroller of the Currency prior to declaration of future dividends. The Office of the Comptroller of the Currency also has authority to restrict PFGI Capital’s dividend payments to stockholders if they determine that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice. Restrictions on PFGI Capital’s ability to pay dividends to its preferred shareholders may also result in an inability to pay common dividends. If PFGI Capital is unable to distribute 90% of its taxable income through preferred and common dividends, it will fail to qualify for the favorable tax treatment accorded to REITs and accordingly, the net income of PFGI Capital will be subject to taxation. PFGI Capital has an authorization by the Board for the repurchase of up to 3,000,000 shares of Series A preferred stock from third-party investors. There was no repurchase activity in the third quarter and first nine months of 2008 or 2007. As of September 30, 2008, 358,484 shares of Series A preferred stock remain authorized for repurchase. There is no expiration date on this repurchase program.
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
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A preferred stock, voting as a separate class. For the period ending September 30, 2008, the trailing four quarter net income to projected preferred dividend ratio stands at 238%.
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
Management’s determination of the adequacy of the allowance for loan participation losses considers individually impaired loans, pools of homogenous loans with similar risk characteristics and imprecision in estimating losses. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of September 30, 2008 and December 31, 2007, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss using a loss migration analysis. The loss migration analysis utilizes average historic loss ratios which are derived from the Bank’s portfolio of commercial mortgage loans. An allowance is also established for imprecision inherent in these loss migration models. Imprecision occurs because historic loss patterns may not be representative of current losses in the portfolio.

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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 17 of this report are incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

Exhibit
Number	Exhibit Description

4.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred Stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006.

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1	Master Participation and Servicing Agreement as amended and restated as of October 20, 2004 incorporated by reference to Exhibit 10.1 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on November 20, 2005.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2008 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2008 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2008 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2008 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation (Registrant)
Date: November 14, 2008	/s/ Doris M. Malinowski
Doris M. Malinowski
Chief Financial Officer and Treasurer (Principal Accounting Officer) Duly Authorized Officer