Form 10-Q
period 2009-03-31
PFGI CAPITAL CORP
filed 2009-05-15
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period	Commission File
March 31, 2009	1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419
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
YES ☑ NO ☐
Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of April 30, 2009.
Common Stock, $.01 Par Value — 5,940,000
Series A Preferred Stock, $25.00 Stated Value — 3,950,484
Series B Preferred Stock, $.01 Par Value — 105

Quarter Ended March 31, 2009
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2009

Page
Part I — Financial Information
Item 1. Financial Statements
Balance Sheets	4
Statements of Income	5
Statements of Cash Flows	6
Statements of Changes in Stockholders’ Equity	7
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk (Note 1)
Item 4T. Controls and Procedures	18

Part II. Other Information
Item 1. Legal Proceedings (None)
Item 1A. Risk Factors (Note 1)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits	19

Signature	20
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Note 1: Omitted pursuant to smaller reporting company regulatory relief and simplification rules.

FINANCIAL STATEMENTS
BALANCE SHEETS
PFGI CAPITAL CORPORATION

	(Unaudited)
	March 31,	December 31,
(Dollars in Thousands)	2009	2008

Assets
Loan Participations	$301,583	$299,651
Allowance for Loan Participation Losses	(2,895)	(1,949)

Net Loan Participations	298,688	297,702
Cash and Due from Banks	7,511	7,476
Interest Receivable	1,140	1,282
Other Assets	321	—

Total Assets	$307,660	$306,460

Liabilities
Accounts Payable and Accrued Liabilities	$12	$55
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	204,852	204,852
Retained Earnings	3,975	2,732

Total Stockholders’ Equity	307,648	306,405

Total Liabilities and Stockholders’ Equity	$307,660	$306,460

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)
PFGI CAPITAL CORPORATION

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2009	2008

Interest Income
Interest on Loan Participations	$4,296	$4,958
Interest on Cash Deposit	2	63

Total Interest Income	4,298	5,021
Provision for Loan Participation Losses	941	79

Net Interest Income After Provision for Loan Participation Losses	3,357	4,942
Noninterest Expense
Loan Servicing Fees	94	91
Management Fees	75	72
Other Noninterest Expense	31	35

Total Noninterest Expense	200	198

Income Before Income Taxes	3,157	4,744
Income Taxes	—	—

Net Income	$3,157	$4,744

Preferred Stock Dividends	1,914	1,914

Net Income Available to Common Shares	$1,243	$2,830

Per Common Share
Basic	$.21	$.48
Diluted	.21	.48

See notes to financial statements

STATEMENTS OF CASH FLOWS (Unaudited)
PFGI CAPITAL CORPORATION

	Three Months Ended
	March 31
(In Thousands)	2009	2008

Operating Activities
Net Income	$3,157	$4,744
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Participation Losses	941	79
Decrease in Interest Receivable	142	112
Increase in Other Assets	(321)	(11)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(43)	4

Net Cash Provided by Operating Activities	3,876	4,928

Investing Activities
Net Increase in Loan Participations	(1,927)	(355)

Net Cash Used in Investing Activities	(1,927)	(355)

Financing Activities
Dividends Paid to Preferred Stockholders	(1,914)	(1,914)

Net Cash Used In Financing Activities	(1,914)	(1,914)

Net Increase in Cash and Cash Equivalents	35	2,659
Cash and Cash Equivalents at Beginning of Period	7,476	7,085

Cash and Cash Equivalents at End of Period	$7,511	$9,744

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—

See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
PFGI CAPITAL CORPORATION

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Total

Balance at January 1, 2008	$98,762	$59	$193,645	$4,233	$296,699
Net Income/Comprehensive Income				4,744	4,744
Dividends Paid on Preferred Stock				(1,914)	(1,914)

Balance at March 31, 2008	$98,762	$59	$193,645	$7,063	$299,529

Balance at January 1, 2009	$98,762	$59	$204,852	$2,732	$306,405
Net Income/Comprehensive Income				3,157	3,157
Dividends Paid on Preferred Stock				(1,914)	(1,914)

Balance at March 31, 2009	$98,762	$59	$204,852	$3,975	$307,648

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
All of PFGI Capital’s common stock is owned by National City Bank (the Bank). On December 31, 2008, National City Corporation was acquired by The PNC Financial Services Group, Inc. (NYSE: PNC) and National City Bank became a wholly-owned subsidiary of The PNC Financial Services Group, Inc. PFGI Capital’s Series A preferred stock is owned by outside investors and its Series B Preferred stock is owned by present and former employees of National City Bank or PNC. PFGI Capital’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114.
NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying financial statements include accounts of PFGI Capital. PFGI Capital has no equity ownership in any other entities or interests in “variable interest entities.”
Use of Estimates: The accounting and reporting policies of PFGI Capital conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update PFGI Capital’s 2008 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Statement of Cash Flows: For cash flow purposes, cash equivalents include deposit accounts at banks.
Business Segments: As PFGI Capital’s operations consist of acquiring, holding and managing loan participations, management views its financial condition and results of operations as one business segment.
Loan Participations: PFGI Capital holds a 95% participation interest in commercial mortgage loans that are secured by real property such as office buildings; multi-family properties of five units or more; industrial, warehouse and self-storage properties; office and industrial condominiums; retail space; strip shopping centers; mixed use commercial properties; mobile home parks; nursing homes; hotels and motels; churches and farms. Loan participations are generally stated at the principal amount outstanding. Interest on loan participations is computed on the outstanding principal balance. Late charges and other loan fees are not transferred to PFGI Capital, but rather, kept by the Bank as part of its loan servicing fees. Any premium or discount applicable to specific loans purchased is amortized over the remaining lives of such loans using the interest method. Loans are generally placed on nonaccrual status when the payment of principal or interest is past due 90 days or more. However, loans that are well secured and in the process of collection may not be placed on nonaccrual status. When a loan is placed on nonaccrual status, any interest income previously recognized that has not been received is reversed. Future interest income is recorded only when a payment is received and collection of principal is considered reasonably assured.
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
Management’s determination of the adequacy of the allowance for loan participations considers individually impaired loans and pools of homogenous loans with similar risk characteristics. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of March 31, 2009 and December 31, 2008, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss.
Dividends: Dividends on the Series A and Series B preferred stock are non-cumulative. Upon authorization of the Board of Directors, dividends are payable in arrears and paid quarterly on February 17, May 17, August 17, and November 17 of each year or, if any such day is not a business day, on the next business day. Dividends on the Series A preferred stock are paid at a rate of 7.75% per annum of the initial liquidation preference of $25 per share. Dividends on the Series B preferred stock are paid at a rate of 5.00% per annum of the initial liquidation preference of $100 per share. See Note 8 for potential restrictions on PFGI Capital’s ability to pay shareholder dividends.
Common stockholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid. Both the Common and Preferred stock dividends are treated as ordinary income to the stockholders.
As an alternative to distributing a cash dividend, PFGI Capital has the option of distributing to its common stockholder a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is where a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. For the year ended December 31, 2008, PFGI Capital and its common stockholder used the consent dividend procedure. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders than if PFGI Capital had paid a cash dividend to the common stockholder.
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
As of March 31, 2009, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Interim Disclosures about Fair Value of Financial Instruments — In April 2009, FASB issued FSP 107-b, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-b requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. Comparative disclosures for earlier periods presented at initial adoption are not required. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending subsequent to initial adoption.
NOTE 4. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES
The allowance for loan participation losses reflects management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. Participations in loans are generally purchased from and sold to the Bank at the Bank’s carrying value, which approximates fair value. Carrying value is the principal amount outstanding plus accrued interest less allowance for loan participation losses. An allowance for loan participation losses is transferred from the Bank to PFGI Capital at the time participations are transferred. Loans sold back to the Bank are accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. It is PFGI’s practice to sell loans back to the Bank if such loans become past due, however, the Bank is not contractually required to repurchase any such loans. As such, there can be no assurances that the Bank will continue to repurchase these loans in future periods.
The following table sets forth the activity in the allowance for loan participation losses for the periods indicated:

	Three Months Ended
	March 31,
(In Thousands)	2009	2008

Balance at Beginning of Period	$1,949	$435
Transferred Allowance, Net	5	—
Provision for Loan Participation Losses	941	79
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Period	$2,895	$514

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
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2009	2008

Net Income	$3,157	$4,744
Less Preferred Stock Dividends	(1,914)	(1,914)

Net Income Available to Common Stockholders	$1,243	$2,830

Weighted Average Common Shares Outstanding	5,940	5,940

Basic and Diluted Earnings Per Share	$.21	$.48

NOTE 6. PREFERRED STOCK
Series A preferred stockholders are entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Series B preferred stockholders are entitled to receive, if, when, and as authorized and declared by the board of directors non-cumulative cash dividends at a rate of 5% per annum of the $100 liquidation preference per share ($5 per share). Dividends on both Series A and Series B preferred stock are payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year or, if any such day is not a business day, on the next business day. See Note 8 for potential restrictions on PFGI Capital’s ability to pay shareholder dividends.
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
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A preferred stock. There were no share repurchases during the three months ended March 31, 2009 or 2008. As of March 31, 2009, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A preferred stock.
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

The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $94 thousand and $91 thousand for the three months ended March 31, 2009 and 2008, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended
	March 31,
(In Thousands)	2009	2008

Principal Balance at Beginning of Period	$299,651	$288,563
Transfers of Loan Participations from the Bank to PFGI Capital	42,239	40,615
Transfers of Loan Participations from PFGI Capital to the Bank	(30,676)	(22,210)
Loan Participation Payments	(9,631)	(18,050)

Principal Balance at End of Period	$301,583	$288,918

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $75 thousand and $72 thousand for the three months ended March 31, 2009 and 2008, respectively.
The Bank owns 100% of the common stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. In early 2006, 105 shares of Series B preferred stock were issued to National City Bank employees. The Bank contributed $10.5 thousand of capital for the issuance of these shares. As of March 31, 2009, a large number of the outstanding shares of the Series B preferred stock are owned by employees of the Bank. Some of PFGI Capital’s current and former directors, who are also employees of the Bank, own one share of Series B preferred stock. In each case, these shares were acquired prior to becoming a director.
As of March 31, 2009 and December 31, 2008, PFGI Capital had an interest-bearing deposit account with the Bank of $7.5 million. PFGI Capital had a net receivable from the Bank of $321 thousand as of March 31, 2009. PFGI Capital had a net payable to the Bank of $55 thousand as of December 31, 2008.
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
The Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s net income for the current year, plus retained net income for the preceding two years, less any required transfers to surplus or common stock. As of December 31, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare shareholder dividends during 2009. As of March 31, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividend of approximately $152 million plus an additional amount equal to its net income through the date of declaration in 2009.
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

Payment of dividends on PFGI Capital’s preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At March 31, 2009, the Bank’s total risk-based capital ratio was 15.35%, its Tier 1 risk-based capital ratio was 11.62%, and its leverage ratio was 9.95%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s preferred stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock.
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
All of PFGI Capital’s common stock is owned by National City Bank (the Bank). Prior to December 31, 2008, National City Bank was a wholly-owned subsidiary of National City Corporation (National City), a financial holding company headquartered in Cleveland, Ohio. On December 31, 2008, National City Corporation was acquired by The PNC Financial Services Group, Inc. (NYSE: PNC), a financial holding company headquartered in Pittsburgh, Pennsylvania. National City Bank is now a wholly-owned subsidiary of The PNC Financial Services Group, Inc. National City Bank is expected to merge into PNC Bank, NA prior to December 31, 2009.
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
EARNINGS SUMMARY
PFGI Capital reported net income available to common stockholders of $1.2 million, or $.21 per common diluted share for the first three months of 2009, compared to net income of $2.8 million, or $.48 per common diluted share for the first three months of 2008. The decrease in net income available for common shareholders reflects an increase in the provision for loan participation losses as well as lower net interest income.
Cash dividends of $1.9 million were paid to preferred stockholders during the first quarters of 2009 and 2008. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place.
For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
At March 31, 2009 and December 31, 2008, PFGI Capital had total assets of $307.7 million and $306.5 million, respectively. These assets were primarily comprised of net loan participations totaling $298.7 million and $297.7 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $307.6 million and $306.4 million as of March 31, 2009 and December 31, 2008, respectively.

RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $4.3 million for the first quarter of 2009 compared to $5.0 million for the same quarter of a year ago. The decrease in interest income was primarily due to lower rates earned on earning assets during the first quarter of 2009 as compared to same period of 2008. The lower rates in 2009 reflect a decline in market interest rates. The average rate earned on loan participations declined by 109 basis points while the rate earned on deposits declined by 298 basis points. Higher average loan participations outstanding during the first quarter of 2009 as compared to the first quarter of 2008 partially offset the impact of lower interest rates. The average balances and interest earned for the three months ended March 31, 2009 and 2008 are shown in the following table:

	Three Months Ended March 31,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$300,495	$4,296	5.80%	$289,626	$4,958	6.89%
Deposit account with Bank	8,163	2	.12	8,082	63	3.10

Total earning assets	308,658	$4,298	5.65%	297,708	$5,021	6.78%
Allowance for loan participation losses	(2,011)			(437)
Other nonearning assets	920			1,084

Total assets	$307,567			$298,355

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$574			$681
Stockholders’ equity	306,993			297,674

Total liabilities and stockholders’ equity	$307,567			$298,355

Provision For Loan Participation Losses
The provision for loan participation losses is the charge to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. The provision for loan participation losses was $941 thousand in the first quarter of 2009 compared to $79 thousand in the first quarter a year ago. Deterioration in credit quality of commercial mortgages caused the larger provision for loan losses compared to the first quarter a year ago. PFGI Capital had no credit losses during the three months ended March 31, 2009 or 2008. As of March 31, 2009, PFGI Capital had no delinquent, nonperforming or impaired loans.
Noninterest Income and Expense
PFGI Capital had no noninterest income during the first three months of 2009 and 2008. Noninterest expense of $200 thousand and $198 thousand was recognized during the first quarter of 2009 and 2008, respectively. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For the first three months of 2009 and 2008, loan servicing fees totaled $94 thousand and $91 thousand, respectively, while management fees totaled $75 thousand and $72 thousand, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.
Other noninterest expense was $31 thousand and $35 thousand for the three months ended March 31, 2009 and 2008, respectively.

Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of March 31, 2009 and December 31, 2008, PFGI Capital had $298.7 million and $297.7 million, respectively, of loan participations, net of an allowance for loan participation losses of $2.9 million and $1.9 million, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of March 31, 2009, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at March 31, 2009:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Nonresidential Real Estate	136	$112,450	37.29%
Commercial	92	65,940	21.86
Apartments	23	29,610	9.82
Office/Warehouse	25	27,081	8.98
Shopping/Retail	17	19,253	6.38
Healthcare Facilities	7	18,640	6.18
Industrial Facilities	15	9,958	3.30
Educational/Religious Facilities	6	6,545	2.17
Other Commercial Properties	9	12,106	4.02

Total	330	$301,583	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at March 31, 2009:

	Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	4	$2,925	1.72%	95	$102,444	78.05%
5.00% to 5.99%	19	17,495	10.27	5	7,361	5.61
6.00% to 6.99%	66	47,314	27.78	7	6,871	5.24
7.00% to 7.99%	82	85,682	50.30	15	8,333	6.35
Over 8.00%	26	16,920	9.93	11	6,238	4.75

Total	197	$170,336	100.00%	133	$131,247	100.00%

		Aggregate Principal	Percentage by
		Balance	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	(In Thousands)	Balance	Interest Rate
| | | |
Fixed Rate Loans	197	$170,336	56.48%	7.03%
Variable Rate Loans	133	131,247	43.52	4.14

Total	330	$301,583	100.00%	5.86%

Other Assets and Liabilities
As of March 31, 2009 and December 31, 2008, PFGI Capital had cash of $7.5 million in an interest bearing deposit account at the Bank. As of March 31, 2009, the account was yielding a rate of ..0875%. Additionally, PFGI Capital had interest receivable of $1.1 million and $1.3 million as of March 31, 2009 and December 31, 2008, respectively. PFGI Capital had accounts receivable of $321 thousand at March 31, 2009 and $0 at December 31, 2008. Accounts payable and other liabilities were $55 thousand as of December 31, 2008, respectively.

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
CREDIT QUALITY
PFGI Capital’s exposure to credit risk is managed through National City Bank’s underwriting standards that emphasize “in-market” lending while avoiding excessive property type and business activity concentrations. The Bank’s credit and risk management function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide management of the Bank and PNC with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the allowance for loan participation losses, which includes an analysis of specific credits and the application of relevant allowance factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of March 31, 2009, approximately 79% of the loans underlying the participation interests are located in Ohio. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Nonresidential real estate and commercial property types represent approximately 59% of the total loan participation balance at March 31, 2009. The credit quality of these types of obligors has deteriorated due to declining real estate values and adverse economic conditions. As a result, the allowance for loan participation losses increased to reflect the higher risk on these types of loans. Refer to page 14 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.
The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Month Ended
	March 31
(In Thousands)	2009	2008

Balance at Beginning of Period	$1,949	$435
Transferred Allowance, Net	5	—
Provision for Loan Participation Losses	941	79
Loans Charged Off	—	—
Recoveries	—	—

Balance at End of Period	$2,895	$514

Net Charge-Offs to Average Loan Participations	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.96%	.18%

A larger allowance for loan participation losses was recognized as of March 31, 2009 due to significant deterioration in the credit quality of commercial mortgages.
Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired trough foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of March 31, 2009 and December 31, 2008, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure. It has been PFGI’s practice to sell loans back to the Bank if such loans become past due. However, the Bank is not contractually required to repurchase any such loans and there can be no assurances that it will continue to do so.

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
Holders of PFGI Capital’s Series A preferred stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $1.9 million were paid during the first quarter of 2009 and 2008, respectively. Holders of Series B preferred stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B preferred stock are payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A preferred stock. On April 15, 2009, PFGI declared a dividend of $1.9 million for holders of Series A and B preferred stock, payable on May 18, 2009.
In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of preferred stock, loan participations of PFGI Capital cannot yield lower than 2.81%. At March 31, 2009, the average weighted interest rate on loan participations was 5.86%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 305 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of preferred stock.
As a direct subsidiary of the Bank, PFGI Capital is required to seek advance regulatory approval prior to the declaration of any dividends in excess of the Bank’s available retained earnings. Additionally, the Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s net income for the current year, plus retained net income for the preceding two years, less any required transfers to surplus or common stock. As of December 31, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare shareholder dividends during 2008 and 2009. As of March 31, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividend of approximately $152 million plus an additional amount equal to its net income through the date of declaration in 2009.
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
PFGI Capital has an authorization by the Board for the repurchase of up to 3,000,000 shares of Series A preferred stock from third-party investors. There was no repurchase activity during the first quarter of 2009. As of March 31, 2009, 358,484 shares of Series A preferred stock remain authorized for repurchase. There is no expiration date on this repurchase program.
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
As an alternative to distributing a cash dividend to its common shareholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a shareholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the shareholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common shareholder used the consent dividend procedure in 2008. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders.

PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A preferred stock, voting as a separate class. For the period ending March 31, 2009, the trailing four quarter net income to projected preferred dividend ratio stands at 206%.
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
Allowance for Loan Participation Losses: Management determines the adequacy of the allowance for loan participation losses based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material judgments and estimates, which may be susceptible to significant change. This assessment considers individually impaired loans and pools of homogenous loans with similar risk characteristics. An allowance is established for probable credit losses on impaired loans, when necessary. As of March 31, 2009 and December 31, 2008, PFGI Capital had no impaired loans. While allocations may be made to specific loans, the total reserve is available for all credit losses.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 3 to the financial statements discusses the expected impact of accounting policies recently issued which have not yet been adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.
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

ITEM 4T. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal financial officer and principal accounting officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, management, including the principal financial officer and principal accounting officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 16 of this report are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

4.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006.

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1	Master Participation and Servicing Agreement as amended and restated as of October 20, 2004 incorporated by reference to Exhibit 10.1 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on November 20, 2005.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated May 15, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated May 15, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated May 15, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated May 15, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation (Registrant)
Date: May 15, 2009	/s/ Doris M. Malinowski
Doris M. Malinowski
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer) Duly Authorized Officer