Form 10-Q
period 2009-06-30
PFGI CAPITAL CORP
filed 2009-08-13
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period June 30, 2009	Commission File 1-08019-01
PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419
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
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of July 31, 2009.
Common Stock, $.01 Par Value — 5,940,000
Series A Preferred Stock, $25.00 Stated Value — 3,950,484
Series B Preferred Stock, $.01 Par Value — 105

Quarter Ended June 30, 2009
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2009

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

FINANCIAL STATEMENTS
BALANCE SHEETS
PFGI CAPITAL CORPORATION

	(Unaudited)
	June 30,	December 31,
(Dollars in Thousands)	2009	2008

Assets
Loan Participations	$300,818	$299,651
Allowance for Loan Participation Losses	(6,103)	(1,949)

Net Loan Participations	294,715	297,702
Cash and Due from Banks	17,076	7,476
Interest Receivable	1,044	1,282
Other Assets	—	—

Total Assets	$312,835	$306,460

Liabilities
Accounts Payable and Accrued Liabilities	$6,406	$55
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	204,852	204,852
Retained Earnings	2,756	2,732

Total Stockholders’ Equity	306,429	306,405

Total Liabilities and Stockholders’ Equity	$312,835	$306,460

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)
PFGI CAPITAL CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008

Interest Income
Interest on Loan Participations	$4,114	$4,831	$8,410	$9,789
Interest on Cash Deposit	3	41	5	104

Total Interest Income	4,117	4,872	8,415	9,893
Provision for Loan Participation Losses	3,216	790	4,157	869

Net Interest Income After Provision for Loan Participation Losses	901	4,082	4,258	9,024
Noninterest Expense
Loan Servicing Fees	94	91	188	182
Management Fees	75	73	150	145
Other Noninterest Expense	38	25	69	60

Total Noninterest Expense	207	189	407	387

Income Before Income Taxes	694	3,893	3,851	8,637
Income Taxes	—	—	—	—

Net Income	$694	$3,893	$3,851	$8,637

Preferred Stock Dividends	1,913	1,914	3,827	3,828

Net (Loss) Income Available to Common Shares	$(1,219)	$1,979	$24	$4,809

Per Common Share
Basic	$(.21)	$.33	$.00	$.81
Diluted	(.21)	.33	.00	.81

See notes to financial statements

STATEMENTS OF CASH FLOWS (Unaudited)
PFGI CAPITAL CORPORATION

	Six Months Ended
	June 30
(In Thousands)	2009	2008

Operating Activities
Net Income	$3,851	$8,637
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Participation Losses	4,157	869
Decrease in Interest Receivable	238	125
Decrease in Other Assets	—	108
Increase in Accounts Payable and Accrued Liabilities	6,351	22

Net Cash Provided by Operating Activities	14,597	9,761

Investing Activities
Net Increase in Loan Participations	(1,170)	(5,281)

Net Cash Used in Investing Activities	(1,170)	(5,281)

Financing Activities
Dividends Paid to Preferred Stockholders	(3,827)	(3,828)

Net Cash Used In Financing Activities	(3,827)	(3,828)

Net Increase in Cash and Cash Equivalents	9,600	652
Cash and Cash Equivalents at Beginning of Period	7,476	7,085

Cash and Cash Equivalents at End of Period	$17,076	$7,737

Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—

See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
PFGI CAPITAL CORPORATION

	Preferred	Common	Capital	Retained
(In Thousands)	Stock	Stock	Surplus	Earnings	Total

Balance at January 1, 2008	$98,762	$59	$193,645	$4,233	$296,699
Net Income/Comprehensive Income				8,637	8,637
Dividends Paid on Preferred Stock				(3,828)	(3,828)

Balance at June 30, 2008	$98,762	$59	$193,645	$9,042	$301,508

Balance at January 1, 2009	$98,762	$59	$204,852	$2,732	$306,405
Net Income/Comprehensive Income				3,851	3,851
Dividends Paid on Preferred Stock				(3,827)	(3,827)

Balance at June 30, 2009	$98,762	$59	$204,852	$2,756	$306,429

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
Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification TM (FASB ASC) will be the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America. The FASB ASC will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Technical references to GAAP included in these Notes To Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.
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
Management’s determination of the adequacy of the allowance for loan participations considers individually impaired loans and pools of homogenous loans with similar risk characteristics. An allowance is established for probable credit losses on impaired loans, when necessary. A loan is impaired when, based on current information and events, it is probable that all amounts contractually due will not be collectible. As of June 30, 2009 and December 31, 2008, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, are also assessed for probable loss.
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
As of June 30, 2009, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets or more than 10% of the voting securities of any one issuer.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Interim Disclosures about Fair Value of Financial Instruments — In April 2009, the FASB issued FASB ASC 825-10-50, Financial Instruments (FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing standards by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Comparative disclosures for earlier periods presented at initial adoption are not required. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending subsequent to initial adoption. See Note 9 for fair value disclosures required by this new guidance.
Subsequent Events — In May 2009, the FASB issued FASB ASC 855, Subsequent Events (SFAS 165, Subsequent Events). FASB ASC 855 establishes principles and requirements for events that occur after the balance sheet date but before financial statements are “issued” or are “available to be issued.” Financial statements are considered “issued” when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. Financial statements are “available to be issued” when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. This statement is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. See Note 10 for subsequent event disclosures required by this new guidance.
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

The following table sets forth the activity in the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008

Balance at Beginning of Period	$2,895	$514	$1,949	$435
Transferred Allowance, Net	(8)	6	(3)	6
Provision for Loan Participation Losses	3,216	790	4,157	869
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$6,103	$1,310	$6,103	$1,310

NOTE 5. EARNINGS PER COMMON SHARE
Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Bank owns all of the issued and outstanding common stock. The earnings available to each share of common stock have been reduced by any preferred stock dividend. Diluted earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common stock for stock options or convertible debt. PFGI Capital has no stock options, convertible debt or other potential equity instruments and therefore basic and diluted earnings per share are calculated on the same basis.
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008

Net Income	$694	$3,893	$3,851	$8,637
Less Preferred Stock Dividends	(1,913)	(1,914)	(3,827)	(3,828)

Net (Loss) Income Available to Common Stockholders	$(1,219)	$1,979	$24	$4,809

Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940

Basic and Diluted (Loss) Earnings Per Share	$(.21)	$.33	$.00	$.81

NOTE 6. PREFERRED STOCK
Series A preferred stockholders are entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Series B preferred stockholders are entitled to receive, if, when, and as authorized and declared by the board of directors non-cumulative cash dividends at a rate of 5% per annum of the $100 liquidation preference per share ($5 per share). Dividends on both Series A and Series B preferred stock are payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17, and November 17 of each year or, if any such day is not a business day, on the next business day. See Note 8 for potential restrictions on PFGI Capital’s ability to pay shareholder dividends.
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
PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A preferred stock. There were no share repurchases during the six months ended June 30, 2009 or 2008. As of June 30, 2009, PFGI Capital has authorization to repurchase another 358,484 shares of its Series A preferred stock.
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
The participation agreement also provides for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charges is .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $94 thousand and $188 thousand for the three- and six-month period ended June 30, 2009, respectively. Loan servicing costs incurred by PFGI Capital totaled $91 thousand and $182 thousand for the three- and six-month period ended June 30, 2008, respectively.
A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008

Principal Balance at Beginning of Period	$301,583	$288,918	$299,651	$288,563
Transfers of Loan Participations from the Bank to PFGI Capital	47,288	34,368	89,527	74,983
Transfers of Loan Participations from PFGI Capital to the Bank	(37,484)	(14,675)	(68,160)	(36,885)
Loan Participation Payments	(10,569)	(14,761)	(20,200)	(32,811)

Principal Balance at End of Period	$300,818	$293,850	$300,818	$293,850

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred by PFGI Capital totaled $75 thousand and $150 thousand for the three and six months ended June 30, 2009, respectively. Management fees incurred by PFGI Capital totaled $73 thousand and $145 thousand for the three and six months ended June 30, 2008, respectively.
The Bank owns 100% of the common stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. In early 2006, 105 shares of Series B preferred stock were issued to National City Bank employees. The Bank contributed $10.5 thousand of capital for the issuance of these shares. As of June 30, 2009, a large number of the outstanding shares of the Series B preferred stock are owned by employees of the Bank. Some of PFGI Capital’s current and former directors, who are also employees of the Bank, own one share of Series B preferred stock. In each case, these shares were acquired prior to becoming a director.
As of June 30, 2009 and December 31, 2008, PFGI Capital had an interest-bearing deposit account with the Bank of $17.1 million and $7.5 million, respectively. PFGI Capital had a net payable to the Bank of $6.4 million and $55 thousand as of June 30, 2009 and December 31, 2008, respectively.
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

The Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s net income for the current year, plus retained net income for the preceding two years, less any required transfers to surplus or common stock. As of December 31, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare shareholder dividends during the first half of 2009. As of June 30, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $286 million plus an additional amount equal to its net income through the date of declaration in 2009.
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
Payment of dividends on PFGI Capital’s preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At June 30, 2009, the Bank’s total risk-based capital ratio was 14.57%, its Tier 1 risk-based capital ratio was 10.80%, and its leverage ratio was 8.96%. The exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s preferred stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock.
NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	June 30, 2009
	Carrying	Fair
(In Thousands)	Value	Value

Financial Assets
Commercial Mortgage Loan Participations	$300,818	$290,249
Less: Allowance for Loan Participation Losses	(6,103)	—

Net Commercial Mortgage Loan Participations	$294,715	$290,249

Cash and Due From Banks	$17,076	$17,076

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:
•	Loan participations: The fair values for loan participations are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
•	Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets fair values.
NOTE 10. SUBSEQUENT EVENTS
On August 13, 2009, the Board approved the sale of all of the loan participations held by PFGI Capital to the Bank. Assuming shareholder approval, the Asset Sale is estimated to occur on or before September 30, 2009. PFGI Capital will use the proceeds of the Asset Sale to purchase residential mortgage-backed securities issued by either the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), and currently owned by the Bank
Management evaluated all activity of PFGI Capital through August 13, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events, except as documented above, have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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
EARNINGS SUMMARY
PFGI Capital reported net loss available to common stockholders of $(1.2) million, or $(.21) per common diluted share for the second quarter of 2009, compared to net income of $2.0 million, or $.33 per common diluted share for the second quarter of 2008. Cash dividends of $1.9 million were paid to preferred stockholders during the second quarters of 2009 and 2008. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report. The decrease in net income available for common shareholders reflects an increase in the provision for loan participation losses as well as lower net interest income.
For the first six months of 2009 and 2008, net income available to common stockholders was $24 thousand, or $.00 per common share, and $4.8 million, or $.81 per common diluted share, respectively. The year-over-year decrease is a result of an increase in the provision for loan participation losses combined with lower net interest income.
Cash dividends of $3.8 million were paid to preferred stockholders during the first six months of 2009 and 2008. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.
At June 30, 2009 and December 31, 2008, PFGI Capital had total assets of $312.8 million and $306.5 million, respectively. These assets were primarily comprised of net loan participations totaling $294.7 million and $297.7 million as of these same dates. These loan participations were acquired from the Bank. Equity for PFGI Capital was $306.4 million as of June 30, 2009 and December 31, 2008.

RESULTS OF OPERATIONS
Interest Income
PFGI Capital’s primary source of revenue consists of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $4.1 million and $8.4 million for the three and six months ended June 30, 2009, respectively. Total interest income was $4.9 million and $9.9 million for the three and six months ended June 30, 2008, respectively. The decrease in interest income was primarily due to lower rates earned on earning assets during the second quarter and first six months of 2009 as compared to same periods of 2008. The lower rates in 2009 reflect a decline in market interest rates. The average rate earned on loan participations declined by 116 basis points while the rate earned on deposits declined by 194 basis points for the second quarter of 2009 compared to the second quarter of 2008. The average rate earned on loan participations declined by 112 basis points while the rate earned on deposits declined by 246 basis points for the first half of 2009 compared to the first half of 2008. Higher average loan participations outstanding during the second quarter and first half of 2009 as compared to the comparable periods of 2008 partially offset the impact of lower interest rates. The average balances and interest earned for the three and six months ended June 30, 2009 and 2008 are shown in the following table:

	Three Months Ended June 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$300,956	$4,114	5.48%	$292,414	$4,831	6.64%
Deposit account with Bank	9,707	3	.12	8,201	41	2.06

Total earning assets	310,663	$4,117	5.32%	300,615	$4,872	6.52%
Allowance for loan participation losses	(4,431)			(527)
Other nonearning assets	1,026			972

Total assets	$307,258			$301,060

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$374			$663
Stockholders’ equity	306,884			300,397

Total liabilities and stockholders’ equity	$307,258			$301,060

	Six Months Ended June 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
(Dollars in Thousands)	Balance	Earned	Rate	Balance	Earned	Rate

Assets:
Loan participations	$300,727	$8,410	5.64%	$291,020	$9,789	6.76%
Deposit account with Bank	8,939	5	.12	8,141	104	2.58

Total earning assets	309,666	$8,415	5.48%	299,161	$9,893	6.65%
Allowance for loan participation losses	(3,227)			(482)
Other nonearning assets	973			1,028

Total assets	$307,412			$299,707

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$474			$672
Stockholders’ equity	306,938			299,035

Total liabilities and stockholders’ equity	$307,412			$299,707

Provision For Loan Participation Losses
The provision for loan participation losses is the charge to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A provision for loan participation losses of $3.2 million and $4.2 million was recognized during the three- and six-month periods ended June 30, 2009, respectively. A provision for loan participation losses of $790 thousand and $869 thousand was recognized during the three- and six-month periods ended June 30, 2008, respectively. Deterioration in credit quality of commercial mortgages caused the larger provision for loan losses compared to the second quarter and first half a year ago. PFGI Capital had no credit losses during the three and six months ended June 30, 2009 or 2008. As of June 30, 2009, PFGI Capital had no delinquent, nonperforming or impaired loans.
Noninterest Income and Expense
PFGI Capital had no noninterest income during the second quarter and first six months of 2009 and 2008. Noninterest expense of $207 thousand and $407 thousand was recognized during the second quarter and six months period ended June 30, 2009 compared to $189 thousand and $387 thousand for the same periods in 2008. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For the second quarter and six months ended June 30, 2009, loan servicing fees totaled $94 thousand and $188 thousand, respectively, while management fees totaled $75 thousand and $150 thousand, respectively. For the second quarter and six months ended June 30, 2008, loan servicing fees totaled $91 thousand and $182 thousand, respectively, while management fees totaled $73 thousand and $145 thousand, respectively. On an annual basis, loan servicing fees are assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees are assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations.
Other noninterest expense was $38 thousand and $69 thousand for the second quarter and the first six months ended June 30, 2009 compared to $25 thousand and $60 thousand during the same periods in the prior year.
Income Taxes
PFGI Capital has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and therefore is not subject to income taxes.
FINANCIAL CONDITION
Loan Participations
As of June 30, 2009 and December 31, 2008, PFGI Capital had $294.7 million and $297.7 million, respectively, of loan participations, net of an allowance for loan participation losses of $6.1 million and $1.9 million, respectively. The participation portfolio was acquired from the Bank. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of June 30, 2009, 100% of PFGI Capital’s loan participations were invested in commercial mortgage loans.
The following table shows the composition of the loan participations by property type at June 30, 2009:

		Aggregate Principal	Percentage by
	Number of	Balance	Aggregate Principal
Property Type	Loans	(In Thousands)	Balance

Nonresidential Real Estate	136	$107,244	35.65%
Commercial	91	62,452	20.76
Office/Warehouse	27	34,012	11.31
Apartments	22	24,282	8.07
Shopping/Retail	19	24,130	8.02
Healthcare Facilities	7	16,105	5.35
Industrial Facilities	17	11,398	3.79
Educational/Religious Facilities	7	6,745	2.24
Other Commercial Properties	12	14,450	4.81

Total	338	$300,818	100.00%

Some of the loans underlying the loan participations bear interest at fixed rates, and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following tables show data with respect to interest rates of the loans underlying the loan participations at June 30, 2009:

		Fixed Rate			Variable Rate
		Aggregate	Percentage by		Aggregate	Percentage by
		Principal	Aggregate		Principal	Aggregate
	Number of	Balance	Principal	Number of	Balance	Principal
Interest Rate	Loans	(In Thousands)	Balance	Loans	(In Thousands)	Balance

Under 5.00%	4	$2,862	1.80%	107	$118,425	84.01%
5.00% to 5.99%	24	20,021	12.52	5	7,692	5.46
6.00% to 6.99%	70	48,252	30.18	7	3,836	2.72
7.00% to 7.99%	80	75,677	47.34	13	6,395	4.54
Over 8.00%	20	13,046	8.16	8	4,612	3.27

Total	198	$159,858	100.00%	140	$140,960	100.00%

		Aggregate Principal	Percentage by
		Balance	Aggregate Principal	Weighted Average
Interest Type	Number of Loans	(In Thousands)	Balance	Interest Rate

Fixed Rate Loans	198	$159,858	53.14%	6.92%
Variable Rate Loans	140	140,960	46.86	3.78

Total	338	$300,818	100.00%	5.62%

Other Assets and Liabilities
As of June 30, 2009 and December 31, 2008, PFGI Capital had cash of $17.1 million and $7.5 million in an interest bearing deposit account at the Bank. As of June 30, 2009, the account was yielding a rate of .0575%. Additionally, PFGI Capital had interest receivable of $1.0 million and $1.3 million as of June 30, 2009 and December 31, 2008, respectively. Accounts payable and other liabilities were $6.4 million and $55 thousand as of June 30, 2009 and December 31, 2008, respectively.
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
Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers in the same geographical region or with similar property types. Concentration of credit risk may increase the relative sensitivity of performance to both positive and negative developments affecting a particular region or property type. PFGI Capital’s balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. As of June 30, 2009, approximately 78% of the loans underlying the participation interests are located in Ohio. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in Ohio and such factors may affect the ability of borrowers to make payments of principal and interest on the underlying loans. Nonresidential real estate and commercial property types represent approximately 56% of the total loan participation balance at June 30, 2009. The credit quality of these types of obligors has deteriorated due to declining real estate values and adverse economic conditions. As a result, the allowance for loan participation losses increased to reflect the higher risk on these types of loans. Refer to page 15 for further breakdown of the loan participation portfolio by property type. Borrowers obligated in loans underlying PFGI Capital’s participation interests, however, do not represent a particular concentration of similar business activity.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2009	2008	2009	2008

Balance at Beginning of Period	$2,895	$514	$1,949	$435
Transferred Allowance, Net	(8)	6	(3)	6
Provision for Loan Participation Losses	3,216	790	4,157	869
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—

Balance at End of Period	$6,103	$1,310	$6,103	$1,310

Net Charge-Offs to Average Loan Participations	.00%	.00%	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	2.03%	.45%	2.03%	.45%

A larger allowance for loan participation losses was recognized as of June 30, 2009 due to significant deterioration in the credit quality of commercial mortgages.
Nonperforming assets consist of underlying loans that are no longer accruing interest and property acquired through foreclosure. Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of June 30, 2009 and December 31, 2008, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure. It has been PFGI’s practice to sell loans back to the Bank if such loans become past due. However, the Bank is not contractually required to repurchase any such loans and there can be no assurances that it will continue to do so.
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
Holders of PFGI Capital’s Series A preferred stock are entitled to receive, if authorized and declared by the board of directors, non-cumulative dividends at the rate of 7.75% per annum, or $1.9375 per share. Cash dividends of $1.9 million were paid during the first quarter of 2009 and 2008, respectively. Holders of Series B preferred stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available assets, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5 per share). Dividends on the Series B preferred stock are payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A preferred stock. On July 15, 2009, PFGI declared a dividend of $1.9 million for holders of Series A and B preferred stock, payable on August 17, 2009.
In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of preferred stock, loan participations of PFGI Capital cannot yield lower than 2.82%. At June 30, 2009, the average weighted interest rate on loan participations was 5.62%. Assuming that the investment in participation interests remains level, yields on loan participations would have to decrease by 280 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of preferred stock.
As a direct subsidiary of the Bank, PFGI Capital is required to seek advance regulatory approval prior to the declaration of any dividends in excess of the Bank’s available retained earnings. Additionally, the Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s net income for the current year, plus retained net income for the preceding two years, less any required transfers to surplus or common stock. As of December 31, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare shareholder dividends during 2008 and the first half of 2009. As of June 30, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividend of approximately $286 million plus an additional amount equal to its net income through the date of declaration in 2009.

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
PFGI Capital has an authorization by the Board for the repurchase of up to 3,000,000 shares of Series A preferred stock from third-party investors. There was no repurchase activity during the second quarter and first half of 2009 or 2008. As of June 30, 2009, 358,484 shares of Series A preferred stock remain authorized for repurchase. There is no expiration date on this repurchase program.
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
PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A preferred stock, voting as a separate class. For the period ending June 30, 2009, the trailing four quarter net income to projected preferred dividend ratio stands at 164%.
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
Allowance for Loan Participation Losses: Management determines the adequacy of the allowance for loan participation losses based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material judgments and estimates, which may be susceptible to significant change. This assessment considers individually impaired loans and pools of homogenous loans with similar risk characteristics. An allowance is established for probable credit losses on impaired loans, when necessary. As of June 30, 2009 and December 31, 2008, PFGI Capital had no impaired loans. While allocations may be made to specific loans, the total reserve is available for all credit losses.

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
ITEM 4T. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of management, including the principal financial officer and principal accounting officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, management, including the principal financial officer and principal accounting officer, concluded that PFGI Capital’s disclosure controls and procedures were effective with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 17 of this report are incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 20, 2009, at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
     1. Elected to serve as directors all nominees designated in the Information Statement dated April 22, 2009 as follows:

	Number of Votes
	For	Withheld
Beth A. Adams	5,940,000	—
James T. Berry	5,940,000	—
Linda K. Erkkila	5,940,000	—
Dett P. Hunter	5,940,000	—
Susan M. Kinsey	5,940,000	—
Doris M. Malinowski	5,940,000	—
J. David Rosenberg	5,940,000	—
John E. Rubenbauer	5,940,000	—
Scott L. Saari	5,940,000	—
     2. Ratified to Audit Committee’s selection of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for PFGI Capital Corporation for 2009: 5,940,000 votes cast for, 0 votes cast against, and 0 votes abstained.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

4.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006.

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1	Master Participation and Servicing Agreement as amended and restated as of October 20, 2004 incorporated by reference to Exhibit 10.1 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.3	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

11.0	Statement re computation of per share earnings incorporated by reference to Note 5 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on November 20, 2005.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 13, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 13, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated August 13, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated August 13, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation (Registrant)
Date: August 13, 2009	/s/ Doris M. Malinowski
Doris M. Malinowski
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer) Duly Authorized Officer