Form 10-Q
period 2009-09-30
PFGI CAPITAL CORP
filed 2009-11-16
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period September 30, 2009

Commission File 1-08019-01

PFGI CAPITAL CORPORATION

Incorporated Under The Laws of Maryland	IRS Employer I.D. No. 04-3659419

1900 East Ninth Street, Cleveland, Ohio 44114

Phone: (800) 622-4204

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Series A Preferred Stock

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of October 31, 2009.

Common Stock, $.01 Par Value - 5,940,000

Series A Preferred Stock, $25.00 Stated Value - 3,950,484

Series B Preferred Stock, $.01 Par Value - 105

Quarter Ended September 30, 2009

Financial Report

and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

FINANCIAL STATEMENTS

BALANCE SHEETS

PFGI CAPITAL CORPORATION

(Dollars in Thousands)	(Unaudited) September 30, 2009	December 31, 2008
Assets
Securities Available for Sale, at Fair Value	$315,018	$—
Loan Participations	—	299,651
Allowance for Loan Participation Losses	—	(1,949)
Net Loan Participations	—	297,702
Cash and Due from Banks	8,234	7,476
Interest Receivable	1,381	1,282
Other Assets	—	—
Total Assets	$324,633	$306,460

Liabilities
Accounts Payable and Accrued Liabilities	$3,865	$55
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	222,352	204,852
Retained Earnings	29	2,732
Accumulated Other Comprehensive Loss	(434)	—
Total Stockholders’ Equity	320,768	306,405
Total Liabilities and Stockholders’ Equity	$324,633	$306,460

See notes to financial statements.

STATEMENTS OF INCOME (Unaudited)

PFGI CAPITAL CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008
Interest Income
Interest on Securities	$92	$—	$92	$—
Interest on Loan Participations	3,953	4,896	12,363	14,685
Interest on Cash Deposit	2	37	7	141
Total Interest Income	4,047	4,933	12,462	14,826
Provision for Loan Participation Losses	4,543	119	8,700	988
Net Interest (Loss) Income After Provision for Loan Participation Losses	(496)	4,814	3,762	13,838
Noninterest Expense
Loan Servicing Fees	94	92	282	274
Management Fees	75	75	225	220
Other Noninterest Expense	148	37	217	97
Total Noninterest Expense	317	204	724	591
Net (Loss) Income	$(813)	$4,610	$3,038	$13,247
Preferred Stock Dividends	1,914	1,913	5,741	5,741
Net (Loss) Income Available to Common Shares	$(2,727)	$2,697	$(2,703)	$7,506
Net Income Per Common Share
Basic	$(.46)	$.45	$(.46)	$1.26
Diluted	(.46)	.45	(.46)	1.26
Average Common Shares Outstanding
Basic and Diluted	5,940	5,940	5,940	5,940

See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)

PFGI CAPITAL CORPORATION

	Nine Months Ended September 30
(In Thousands)	2009	2008
Operating Activities
Net Income	$3,038	$13,247
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Participation Losses	8,700	988
(Increase) Decrease in Interest Receivable	(99)	140
Increase in Other Assets	—	(59)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	3,810	(3)
Net Cash Provided by Operating Activities	15,449	14,313

Investing Activities
Purchases of Securities	(315,452)	—
Net Increase in Loan Participations Prior to Final Sale	(2,891)	(9,273)
Proceeds from Final Sale of Loan Participations	291,893	—
Net Cash Used in Investing Activities	(26,450)	(9,273)

Financing Activities
Dividends Paid to Preferred Stockholders	(5,741)	(5,741)
Capital Contribution by the Bank	17,500	—
Net Cash Provided by (Used In) Financing Activities	11,759	(5,741)
Net Increase (Decrease) in Cash and Cash Equivalents	758	(701)
Cash and Cash Equivalents at Beginning of Period	7,476	7,085
Cash and Cash Equivalents at End of Period	$8,234	$6,384
Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	—	—
Income Taxes	—	—

See notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

PFGI CAPITAL CORPORATION

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2008	$98,762	$59	$193,645	$4,233	$—	$296,699
Net Income/Comprehensive Income	—	—	—	13,247	—	13,247
Dividends Paid on Preferred Stock	—	—	—	(5,741)	—	(5,741)
Balance at September 30, 2008	$98,762	$59	$193,645	$11,739	$—	$304,205

Balance at January 1, 2009	$98,762	$59	$204,852	$2,732	$—	$306,405
Comprehensive Income:
Net Income				3,038		3,038
Other Comprehensive Income:
Change in Unrealized Gains and Losses on Securities					(434)	(434)
Total Comprehensive Income						2,604
Capital Contribution by the Bank			17,500			17,500
Dividends Paid on Preferred Stock				(5,741)		(5,741)
Balance at September 30, 2009	$98,762	$59	$222,352	$29	$(434)	$320,768

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

PFGI Capital Corporation (PFGI Capital) is a Maryland corporation incorporated on May 9, 2002. The principal business objective of PFGI Capital is to acquire, hold, and manage mortgage-backed securities and other authorized investments that generate net income for distribution to PFGI Capital’s stockholders. Prior to September 29, 2009, the principal business objective of PFGI Capital was to acquire, hold, and manage commercial mortgage loan assets and other authorized investments that generated net income for distribution to PFGI Capital’s stockholders.

PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. As a REIT, PFGI Capital generally is not liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.

Prior to November 6, 2009, all of PFGI Capital’s common stock was owned by National City Bank (NCB), which formerly was a wholly-owned subsidiary of National City Corporation. On December 31, 2008, National City Corporation was acquired by The PNC Financial Services Group, Inc. (PNC, NYSE: PNC) and NCB became a wholly-owned subsidiary of PNC. As of 11:59 p.m. on November 6, 2009, NCB merged into PNC Bank, National Association (PNC Bank), a wholly-owned subsidiary of PNC. Unless specifically stated otherwise, references in this document relative to the Bank refer to NCB prior to November 6, 2009 and PNC Bank thereafter.

PFGI Capital’s Series A Preferred Stock is owned by outside investors and its Series B Preferred Stock is owned by present or former employees of the Bank or PNC. PFGI Capital’s executive offices are located at 1900 East Ninth Street, Cleveland, Ohio 44114.

On August 13, 2009, the Board of Directors approved the sale of all loan participations held by PFGI Capital to the Bank, and the purchase of mortgage-backed securities from the Bank by PFGI Capital primarily funded by the proceeds from the loan participation sale. On September 29, 2009, a special stockholders’ meeting was held, during which stockholders approved this loan participation sale involving PFGI Capital and the Bank. On September 29, 2009, PFGI Capital sold all of the loan participations to the Bank at their market value plus related accrued interest, and recognized provision expense of $5.7 million related to the loss on sale. During October 2009, PFGI paid the Bank $3.8 million, which represented the difference between the estimated purchase price and the final purchase price.

On September 29, 2009, PFGI Capital used the proceeds from this sale, plus cash on hand and a portion of the capital contribution from its common stockholder, to purchase residential mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and previously owned by the Bank. The purchase price of $316.7 million was equal to the market value of the securities plus related accrued interest as of September 29, 2009. These securities earn a fixed rate of 5.5% per annum and are backed by 30-year 1-4 family, fixed-rate mortgages, all of which were originated in compliance with FNMA standards. As a result of these activities, PFGI Capital’s primary assets are now comprised of securities rather than loan participations.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements include accounts of PFGI Capital. PFGI Capital has no equity ownership in any other entities or interests in “variable interest entities.”

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (FASB ASC) will be the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America. The FASB ASC was effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue.

Use of Estimates: The accounting and reporting policies of PFGI Capital conform with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update PFGI Capital’s 2008 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Statement of Cash Flows: For cash flow purposes, cash equivalents include deposit accounts at banks.

Business Segments: As PFGI Capital’s operations consist of acquiring, holding and managing securities, management views its financial condition and results of operations as one business segment. Prior to September 29, 2009, PFGI Capital’s operations consisted of acquiring, holding and managing loan participations, and management viewed its financial condition and results of operations as one business segment.

Securities: Investments in debt securities with readily determinable fair values, other than those classified as principal investments or accounted for under the cost or equity method, are accounted for under FASB ASC 320, Investments-Debt and Equity Securities. FASB ASC 320 requires investments to be classified within one of three categories (trading, held to maturity, or available for sale) based on the type of security and management’s ability and intent with regard to selling the security.

Securities purchased with the intention of realizing short-term profits, or that are used to manage risk in other balance sheet assets and liabilities carried at fair value, are considered trading securities and are carried at fair value.

Debt securities are classified as held to maturity when management has both the intent and ability to hold the securities to maturity. Securities classified as held to maturity are carried at amortized cost.

Debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and unrealized losses not deemed other-than-temporary reported in accumulated other comprehensive income.

Realized gains and losses on the sale of, and other-than-temporary impairment charges on, available-for-sale securities are recorded in securities gains or losses in the statement of income. Interest on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of securities and other-than-temporary impairment charges are determined using the specific-identification method. Purchases and sales of securities are recognized on a trade date basis.

Loan Participations: Prior to September 29, 2009, PFGI Capital held a 95% participation interest in commercial mortgage loans that were secured by real property such as: office buildings; multi-family properties of five units or more; industrial, warehouse and self-storage properties; office and industrial condominiums; retail space; strip-shopping centers; mixed-use commercial properties; mobile home parks; nursing homes; hotels and motels; churches and farms. Loan participations were generally stated at the principal amount outstanding. Interest on loan participations was computed on the outstanding principal balance. Late charges and other loan fees were not transferred to PFGI Capital, but kept by the Bank as part of its loan servicing fees. Any premium or discount applicable to specific loans purchased was amortized over the remaining lives of such loans using the interest method. Loans were generally placed on nonaccrual status when the payment of principal or interest was past due 90 days or more. However, loans that were well secured and in the process of collection may not have been placed on nonaccrual status. When a loan was placed on nonaccrual status, any interest income previously recognized that had not been received was reversed. Future interest income was recorded only when a payment was received and collection of principal was considered reasonably assured.

PFGI Capital considered a loan to be an impaired loan when it was probable that all amounts due would not be collected according to the contractual terms of the loan agreement. PFGI Capital measured the value of an impaired loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if more practical, at the loan’s observable market price, or the fair value of the collateral. Income on impaired loans was recognized on a cash basis.

Loan Foreclosures: Prior to September 29, 2009, before foreclosure of any commercial mortgage loan, PFGI Capital sold the participation interest in the underlying loan back to the Bank. The Bank then incurred all expenses related to the foreclosure.

Allowance for Loan Participation Losses: Prior to September 29, 2009, the allowance for loan participation losses was maintained at a level management estimated to be necessary to absorb probable credit losses in the loan participation portfolio. When PFGI Capital purchased loan participations from the Bank, an allowance for loan participation losses was transferred from the Bank to PFGI Capital. The allowance was increased whenever further deterioration of the credit quality of the portfolio occurred and decreased whenever credit quality improved. Loans deemed uncollectible were charged off and deducted from the allowance and recoveries on loans previously charged off were added back to the allowance. Loans sold back to the Bank were accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. It was PFGI’s practice to sell individual loan participations back to the Bank if such loans became past due. It was the Bank’s practice to repurchase such loan participations; however, the Bank was not required to do so.

Management’s determination of the adequacy of the allowance for loan participations considered individually impaired loans and pools of homogenous loans with similar risk characteristics. An allowance was established for probable credit losses on impaired loans, when necessary. A loan was impaired when, based on current information and events, it was probable that all amounts contractually due would not be collectible. As of December 31, 2008, PFGI Capital had no impaired loans. Pools of homogenous loans, representing loans not individually evaluated for impairment, were also assessed for probable loss.

Dividends: Dividends on the Series A Preferred Stock and Series B Preferred Stock are non-cumulative. Upon authorization of the Board of Directors, dividends are payable in arrears and paid quarterly on February 17, May 17, August 17, and November 17 of each year or, if any such day is not a business day, on the next business day. Dividends on the Series A Preferred Stock are paid at a rate of 7.75% per annum of the initial liquidation preference of $25 per share. Dividends on the Series B Preferred Stock are paid at a rate of 5.00% per annum of the initial liquidation preference of $100 per share. See Note 9 for potential restrictions on PFGI Capital’s ability to pay stockholder dividends.

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

As of September 30, 2009, 100% of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities, as defined above, nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets, or more than 10% of the voting securities or value of outstanding securities of any one issuer.

REITs generally are subject to tax at the maximum corporate rate on any income from foreclosure property, other than income that would be qualifying income for purposes of the 75% gross income test, less deductible expenses directly connected with the production of such income. Therefore, prior to foreclosure of any underlying loan acquired by PFGI Capital from the Bank, PFGI Capital sold the participation interest in the underlying loan back to the Bank. The Bank incurred all expenses related to the foreclosure after that time.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Interim Disclosures about Fair Value of Financial Instruments – In April 2009, the FASB issued FASB ASC 825-10-50, Financial Instruments. This guidance amends existing standards by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This ASC was effective for interim and annual reporting periods ending after June 15, 2009. Comparative disclosures for earlier periods presented at initial adoption are not required. In periods after initial adoption, the ASC requires comparative disclosures only for periods ending subsequent to initial adoption. See Note 10 for fair value disclosures required by this new guidance.

Subsequent Events – In May 2009, the FASB issued FASB ASC 855, Subsequent Events. FASB ASC 855 establishes principles and requirements for events that occur after the balance sheet date but before financial statements are “issued” or are “available to be issued.” Financial statements are considered “issued” when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. Financial statements are “available to be issued” when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. This ASC was effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. See Note 11 for subsequent event disclosures required by this new guidance.

NOTE 4. SECURITIES

Available for sale securities by security type follow:

(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2009
Residential Mortgage-Backed Securities Agency	$315,452	$—	$(434)	$315,018
Total Securities	$315,452	$—	$(434)	$315,018

There were no available for sale securities outstanding as of December 31, 2008.

The fair value of securities is impacted by interest rates, credit spreads, market volatility and illiquidity. Net unrealized gains and losses in the securities available for sale portfolio not deemed other-than-temporary are included in stockholders’ equity as accumulated other comprehensive income or loss unless credit-related. There were no other-than-temporary impairment charges recognized for the nine months ended September 30, 2009. In addition, since the securities were purchased on September 29, 2009, there were no securities in an unrealized loss position for 12 months or more.

The following table presents the amortized cost, fair value, and weighted-average yield of securities at September 30, 2009 by maturity:

(Dollars in Thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	After 10 Years	Total
Residential Mortgage-Backed Securities Agency
Amortized Cost	$—	$—	$—	$315,452	$315,452
Fair Value	$—	$—	$—	$315,018	$315,018
Weighted-Average Yield	—	—	—	5.18%	5.18%

There were no proceeds from sales of securities, gross securities gains, or gross securities losses for the nine months ended September 30, 2009.

NOTE 5. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES

Prior to September 29, 2009, PFGI Capital maintained an allowance for loan participation losses which reflected management’s judgment as to the level of reserves considered appropriate to absorb inherent losses in the loan participation portfolio. Participations in loans were generally purchased from and sold to the Bank at the Bank’s carrying value, which approximated fair value. Carrying value is the principal amount outstanding plus accrued interest less allowance for loan participation losses. An allowance for loan participation losses was transferred from the Bank to PFGI Capital at the time participations were transferred. Participations in loans sold back to the Bank were accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. It was PFGI Capital’s practice to sell participations in loans back to the Bank if such loans became past due. It was the Bank’s practice to repurchase such loan participations; however, the Bank was not contractually required to do so.

On September 29, 2009, PFGI Capital sold all of the loan participations to the Bank and recognized additional provision/loss on the sale of $5.7 million.

The following table sets forth the activity in the allowance for loan participation losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Balance at Beginning of Period	$6,103	$1,310	$1,949	$435
Transferred Allowance, Net	16	5	13	11
Provision for Loan Participation Losses	(1,146)	119	3,011	988
Provision Adjustment Related to Loan Sale	5,689	—	5,689	—
Transferred Allowance Related to Loan Sale	(10,662)	—	(10,662)	—
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—
Balance at End of Period	$—	$1,434	$—	$1,434

NOTE 6. EARNINGS PER COMMON SHARE

Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Bank owns all of the issued and outstanding common stock. The earnings available to each share of common stock have been reduced by preferred stock dividends paid. Diluted earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common stock for stock options or convertible debt. PFGI Capital has no stock options, convertible debt or other potential equity instruments and therefore basic and diluted earnings per share are calculated on the same basis.

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008
Net (Loss) Income	$(813)	$4,610	$3,038	$13,247
Less Preferred Stock Dividends	(1,914)	(1,913)	(5,741)	(5,741)
Net (Loss) Income Available to Common Stockholders	$(2,727)	$2,697	$(2,703)	$7,506
Weighted Average Common Shares Outstanding	5,940	5,940	5,940	5,940
Basic and Diluted (Loss) Earnings Per Share	$(.46)	$.45	$(.46)	$1.26

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock: Holders of Series A Preferred Stock are entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available funds, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Holders of Series B Preferred Stock are entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available funds, non-cumulative cash dividends at a rate of 5% per annum of the $100 liquidation preference per share ($5.00 per share). Dividends on both the Series A and Series B Preferred Stock are payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17, and November 17 of each year or, if any such day is not a business day, on the next business day. See Note 9 for potential restrictions on PFGI Capital’s ability to pay stockholder dividends.

The Series A Preferred Stock ranks senior to the common stock and Series B Preferred Stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution. Holders of the Series A Preferred Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of the stockholders, voting as a single class with the holders of common stock. The Series B Preferred Stock ranks senior to the common stock of PFGI Capital as to dividend rights and rights upon liquidation, winding up or dissolution, but junior to the Series A Preferred Stock. Holders of Series B Preferred Stock have no voting rights.

Each share of the Series A Preferred Stock will be automatically exchanged for one newly issued share of Bank Series A Preferred Stock upon the occurrence of an exchange event. An exchange event occurs when:

•	the Bank becomes less than “adequately capitalized” according to regulations established by the Office of the Comptroller of the Currency;

•	the Bank is placed into conservatorship or receivership;

•

the Office of the Comptroller of the Currency, in its sole discretion, directs such exchange in writing, and, even if the Bank is not less than “adequately capitalized”, the Office of the Comptroller of the Currency anticipates the Bank becoming less than “adequately capitalized” in the near term; or

•	the Office of the Comptroller of the Currency, in its sole discretion, directs such exchange in writing in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

In addition to the above events, PFGI Capital or the Bank has the right, since August 17, 2009, with the prior written approval of the Office of the Comptroller of the Currency, to redeem the Series A Preferred Stock at a redemption price of $25 per share, and the Series B Preferred Stock at a redemption price of $100 per share, plus the authorized and unpaid dividends to the date of redemption.

PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock from third party investors. There were no share repurchases during the nine months ended September 30, 2009 or 2008. As of September 30, 2009, PFGI Capital had a remaining authorization to repurchase up to 358,484 shares of its Series A Preferred Stock.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	Nine Months Ended September 30
(In Thousands)	2009	2008
Accumulated Other Comprehensive Gain (Loss) at January 1	$—	$—
Net Unrealized Losses for the Period	(434)	—
Accumulated Other Comprehensive Loss at September 30	$(434)	$—

NOTE 8. RELATED PARTY TRANSACTIONS

Prior to September 29, 2009, PFGI Capital held a 95% participation interest through a participation agreement with the Bank in certain loans originated by the Bank and its subsidiaries. Generally, the participation interests were in commercial mortgage loans secured by real property that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. On September 29, 2009, the loan participations were sold by PFGI Capital to the Bank. PFGI Capital used the proceeds from this sale, plus cash on hand and a portion of the capital contribution from its common stockholder, to purchase securities from the Bank. Upon completion of those activities, the primary assets now held by PFGI Capital are mortgage-backed securities rather than loan participations.

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred to manage PFGI Capital. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. The management fee that the Bank charges is a flat fee of $300 thousand per year. Prior to the loan participation sale on September 29, 2009, the management fee was .10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Effective September 29, 2009, the management agreement was amended to reflect the change in management fees charged. Management fees incurred by PFGI Capital totaled $75 thousand and $225 thousand for the three and nine months ended September 30, 2009, respectively. Management fees incurred by PFGI Capital totaled $75 thousand and $220 thousand for the three and nine months ended September 30, 2008, respectively.

Prior to September 29, 2009, the participation agreement provided for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charged was .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $94 thousand and $282 thousand for the three and nine months ended September 30, 2009, respectively. Loan servicing costs incurred by PFGI Capital totaled $92 thousand and $274 thousand for the three and nine months ended September 30, 2008, respectively. As a result of the loan participation sale, the participation agreement between PFGI Capital and the Bank was terminated on September 29, 2009.

A summary of loan participation activity between the Bank and PFGI Capital follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Principal Balance at Beginning of Period	$300,818	$293,850	$299,651	$288,563
Sale of Loan Participations from PFGI Capital to the Bank	(302,556)	—	(302,556)	—
Transfers of Loan Participations from the Bank to PFGI Capital	33,380	51,547	122,907	126,530
Transfers of Loan Participations from PFGI Capital to the Bank	(24,052)	(21,507)	(92,212)	(58,392)
Loan Participation Payments	(7,590)	(26,043)	(27,790)	(58,854)
Principal Balance at End of Period	$—	$297,847	$—	$297,847

The Bank owns 100% of the common stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid, if any, by PFGI Capital. In early 2006, 105 shares of Series B Preferred Stock were issued to Bank employees. The Bank contributed $10,500 of capital for the issuance of these shares. As of September 30, 2009, all of the Series B Preferred Stock continues to be held by current or former employees of the Bank. Some of PFGI Capital’s current and former directors, who are also employees of the Bank, own one share of Series B Preferred Stock. In each case, these shares were acquired prior to the person becoming a director.

As of September 30, 2009 and December 31, 2008, PFGI Capital had an interest-bearing deposit account with the Bank of $8.2 million and $7.5 million, respectively. PFGI Capital had a net payable to the Bank of $3.8 million as of September 30, 2009 which represented the final settlement from the loan participation sale. The net payable to the Bank as of December 31, 2008 was $55 thousand.

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

The Office of the Comptroller of the Currency requires that dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s retained earnings for the current year plus retained earnings for the preceding two years, less any required transfers to surplus or common stock. As of December 31, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare stockholder dividends during the first half of 2009. As of September 30, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $493 million. As a result, regulatory approval for PFGI dividends is no longer required.

Restrictions on PFGI Capital’s ability to pay dividends to its preferred stockholders may also result in an inability to pay common dividends. If PFGI Capital were unable to distribute 90% of its taxable income through preferred and common dividends, it would fail to qualify for the favorable tax treatment accorded to REITs, causing the income of PFGI Capital to be subject to taxation.

Payment of dividends on PFGI Capital’s preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank would be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At September 30, 2009, NCB’s total risk-based capital ratio was 15.42%, its Tier 1 risk-based capital ratio was 11.52%, and its leverage ratio was 9.76%. An exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital’s preferred stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock.

NOTE 10. FAIR VALUE

Fair Value Measurement

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. FASB ASC 820 establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below.

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other then Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Securities available for sale: Under FASB ASC 320, Investments-Debt and Equity Securities, securities available for sale are carried at fair value with unrealized changes in value recorded through other comprehensive income within stockholders’ equity each period. Net gains and losses are also recorded in the income statement upon sale, or if an other-than-temporary impairment loss has occurred. The securities in the available-for-sale portfolio are priced using independent third-party pricing services provided by either the Barclay’s Capital Index, formerly known as the Lehman Index, or Interactive Data Corp. PFGI’s available for sale securities are classified as Level 2 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009
(In Thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale	$—	$315,018	$—	$315,018
Total Assets	$—	$315,018	$—	$315,018

PFGI Capital does not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market data. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The aggregate fair value amounts presented do not represent the underlying value of PFGI Capital. What is presented below is a point-in-time valuation. It is not management’s intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

	September 30, 2009
(In Thousands)	Carrying Value	Fair Value
Financial Assets
Securities Available for Sale	$315,018	$315,018
Cash and Due From Banks	$8,234	$8,234

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

•	Securities available for sale: The fair values for securities are determined using independent third-party pricing services based primarily upon observable market inputs.

•	Cash and due from banks: The carrying amounts reported for cash and due from banks approximate fair value of those assets.

NOTE 11. SUBSEQUENT EVENTS

As of 11:59 p.m. on November 6, 2009, NCB merged into PNC Bank, a wholly-owned subsidiary of PNC.

Management evaluated all activity of PFGI Capital through November 16, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events, except as documented above, have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

PFGI Capital’s principal business objective is to acquire, hold, and manage mortgage-backed securities and other authorized investments that will generate net income for distribution to its stockholders. Prior to September 29, 2009, the principal business objective of PFGI Capital was to acquire, hold, and manage commercial mortgage loan assets and other authorized investments that generated net income for distribution to PFGI Capital’s stockholders. PFGI Capital is operating as a real estate investment trust (REIT) for federal income tax purposes. As a REIT, PFGI Capital generally will not be liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.

On August 13, 2009, the Board of Directors approved the sale of all of the loan participations held by PFGI Capital to the Bank, and the purchase of securities from the Bank by PFGI Capital primarily funded by the loan participation sale. On September 29, 2009, a special stockholders’ meeting was held during which stockholders approved this loan participation sale involving PFGI Capital and the Bank. On September 29, 2009, PFGI Capital sold all of the loan participations to the Bank at their market value plus related accrued interest as of August 31, 2009, and recognized a loss on the sale. The final purchase price was based on the market value and related accrued interest for the loan participation as of September 29, 2009. During October 2009, PFGI paid the Bank the difference between the estimated purchase price and the final purchase price. PFGI Capital used the proceeds from this sale as its primary source of funds to purchase residential mortgage-backed securities issued by the Federal National Mortgage Association and previously owned by the Bank. The purchase price of these securities was equal to their market value. As a result of these activities, PFGI Capital’s primary assets are now mortgage-backed securities rather than loan participations.

Prior to November 6, 2009, all of PFGI Capital’s common stock was owned by NCB, which formerly was a wholly-owned subsidiary of National City Corporation. On December 31, 2008, National City Corporation was acquired by PNC (NYSE: PNC) and NCB became a wholly-owned subsidiary of PNC. As of 11:59 p.m. on November 6, 2009, NCB merged into PNC Bank, a wholly-owned subsidiary of PNC. Unless specifically referenced, references in this document relative to the Bank refer to NCB prior to November 6, 2009 and PNC Bank thereafter.

PFGI Capital’s Series A Preferred Stock is owned by outside investors and its Series B Preferred Stock is owned by present and former employees of the Bank or PNC.

Under the management agreement between PFGI Capital and the Bank, all of PFGI Capital’s day-to-day activities are administered by the Bank. The Bank also provides to PFGI Capital accounting and reporting services as required. Prior to September 29, 2009, the servicing of the loans underlying PFGI capital’s participation interests was administered by the Bank. The participation agreement between the Bank and PFGI Capital required the Bank to service PFGI Capital’s loan portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collected and remitted principal and interest payments, maintained perfected collateral positions, and submitted and pursued insurance claims. The Bank was required to pay all expenses related to the performance of its duties under the participation agreement. The participation agreement was terminated as a result of the loan participation sale on September 29, 2009.

PFGI Capital does not require any employees because employees of PNC and its affiliates are managing the day-to-day operations and affairs of PFGI Capital under the management agreement. All of PFGI Capital’s officers are also officers and/or employees of PNC and/or its affiliates, including the Bank.

EARNINGS SUMMARY

PFGI Capital reported net loss available to common stockholders of $(2.7) million, or $(0.46) per common diluted share, for the third quarter of 2009, compared to net income available to common stockholders of $2.7 million, or $.45 per common diluted share, for the third quarter of 2008. Cash dividends of $1.9 million were paid to preferred stockholders during the third quarters of 2009 and 2008. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this report. The net loss available to common stockholders during the third quarter of 2009 was the result of the loss recorded on the loan participation sale which occurred on September 29, 2009.

For the first nine months of 2009 net loss available to common stockholders was $(2.7) million, or $(0.46) per common share, compared to net income available to common stockholders of $7.5 million, or $1.26 per common diluted share for the first nine months of 2008. The year-over-year decrease in net income available to common stockholders is the result of the aforementioned loss recorded on the loan participation sale which occurred on September 29, 2009, along with lower net interest income and an increase in the provision for loan participation losses.

Cash dividends of $5.7 million were paid to preferred stockholders during the first nine months of 2009 and 2008. No cash dividends have been paid to the common stockholder since the inception of PFGI Capital as a consent dividend procedure has been used in its place. For further information concerning the consent dividend, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this report.

At September 30, 2009 and December 31, 2008, PFGI Capital had total assets of $324.6 million and $306.5 million, respectively. These assets were primarily comprised of securities available for sale totaling $315.0 million as of September 30, 2009 and net loan participations totaling $297.7 million as of December 31, 2008. These assets were acquired from the Bank. Equity for PFGI Capital was $320.8 million and $306.4 million as of September 30, 2009 and December 31, 2008, respectively.

RESULTS OF OPERATIONS

Interest Income

Subsequent to September 29, 2009, PFGI Capital’s primary source of revenue consists of interest income earned on its securities. Prior to September 29, 2009, PFGI Capital’s primary source of revenue consisted of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $4.0 million and $12.5 million for the three and nine months ended September 30, 2009, respectively. Total interest income was $4.9 million and $14.8 million for the three and nine months ended September 30, 2008, respectively. The decrease in interest income was primarily due to lower market interest rates applied to the earning assets during the third quarter and first nine months of 2009 as compared to same periods of 2008. The average rate earned on loan participations declined by 135 basis points for the third quarter of 2009 compared to the third quarter of 2008. The average rate earned on loan participations declined by 120 basis points for the first nine months of 2009 compared to the first nine months of 2008. Higher average interest earning assets during the first nine months of 2009 as compared to the comparable period of 2008 partially offset the impact of lower interest rates.

The average balances and interest earned for the three and nine months ended September 30, 2009 and 2008 are shown in the following tables:

	Three Months Ended September 30,
	2009			2008
(Dollars in Thousands)	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate
Assets:
Securities available for sale, at fair value	$6,735	$92	5.41%	$—	$—	—
Loan participations	299,586	3,953	5.23	296,004	4,896	6.58%
Deposit account with Bank	6,506	2.14		7,545	37	1.97
Total earning assets	$312,827	$4,047	5.13%	303,549	$4,933	6.46%
Allowance for loan participation losses	(6,077)			(1,314)
Other nonearning assets	901			803
Total assets	$307,651			$303,038

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$389			$695
Stockholders’ equity	307,262			302,343
Total liabilities and stockholders’ equity	$307,651			$303,038

	Nine Months Ended September 30,
	2009			2008
(Dollars in Thousands)	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate
Assets:
Securities available for sale, at fair value	$2,270	$92	5.41%	$—	$—	—%
Loan participations	300,342	12,363	5.50	292,693	14,685	6.70
Deposit account with Bank	8,119	7.13		7,941	141	2.38
Total earning assets	310,731	$12,462	5.36%	300,634	$14,826	6.59%
Allowance for loan participation losses	(4,188)			(761)
Other nonearning assets	949			952
Total assets	$307,492			$300,825

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$445			$680

Stockholders’ equity	307,047			300,145
Total liabilities and stockholders’ equity	$307,492			$300,825

Provision For Loan Participation Losses

The provision for loan participation losses is the charge to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A provision (benefit) for loan participation losses of $(1.1) million and $3.0 million was recognized during the three and nine months ended September 30, 2009, respectively. A provision for loan participation losses of $119 thousand and $1.0 million was recognized during the three and nine months ended September 30, 2008, respectively. On September 29, 2009, PFGI Capital sold all of its loan participations to the Bank and recognized an additional provision/loss on the sale of $5.7 million. PFGI Capital had no credit losses during the three and nine months ended September 30, 2009 or 2008. No provision for loan participation losses will be necessary going forward as the loan participations were sold to the Bank on September 29, 2009.

Noninterest Income and Expense

PFGI Capital had no noninterest income during the third quarter and first nine months of 2009 and 2008. Noninterest expense of $317 thousand and $724 thousand was recognized during the third quarter and nine months period ended September 30, 2009 compared to $204 thousand and $591 thousand for the same periods in 2008. Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For the third quarter and nine months ended September 30, 2009, loan servicing fees totaled $94 thousand and $282 thousand, respectively, while management fees totaled $75 thousand and $225 thousand, respectively. For the third quarter and nine months ended September 30, 2008, loan servicing fees totaled $92 thousand and $274 thousand, respectively, while management fees totaled $75 thousand and $220 thousand, respectively. Prior to September 29, 2009, on an annual basis, loan servicing fees were assessed at a rate of 0.125% of the average daily outstanding principal balance of the loan participations and management fees were assessed at a rate of 0.10% of the average daily outstanding principal balance of loan participations. Subsequent to September 29, 2009, management fees will be assessed at a flat fee of $300 thousand per year, instead of a fee based on the principal balance of loans participations held by PFGI Capital.

Other noninterest expense was $148 thousand and $217 thousand for the third quarter and the first nine months ended September 30, 2009 compared to $37 thousand and $97 thousand during the same periods in the prior year. The increase from the prior year reflects an increase in audit fees and miscellaneous service and professional fees during the 2009 periods.

Income Taxes

PFGI Capital is not subject to income taxes since it has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code.

FINANCIAL CONDITION

Securities

As of September 30, 2009, PFGI Capital had $315.0 million of residential mortgage-backed agency securities. These securities were acquired from the Bank on September 29, 2009. In order to qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. As of September 30, 2009, 100% of PFGI Capital’s securities were invested in residential mortgage-backed agency securities.

Loan Participations

As of September 30, 2009 PFGI did not have any loan participations outstanding as a result of the sale of all loan participations to the Bank on September 29, 2009. On December 31, 2008, PFGI Capital had $297.7 million of loan participations outstanding, net of an allowance for loan participation losses of $1.9 million. The loan participation portfolio had previously been acquired from the Bank.

Other Assets and Liabilities

As of September 30, 2009 and December 31, 2008, PFGI Capital had cash of $8.2 million and $7.5 million, respectively, in an interest bearing deposit account at the Bank. As of September 30, 2009, the account was yielding a rate of .0075%. Additionally, PFGI Capital had interest receivables of $1.4 million related to interest from mortgage-backed agency securities as of September 30, 2009 and $1.3 million related to interest from commercial mortgage loans as of December 31, 2008. Accounts payable and other liabilities were $3.9 million as of September 30, 2009, of which $3.8 represented a payable to the Bank for the final settlement of the loan participation sale. Accounts payable and other liabilities were $55 thousand as of December 31, 2008.

CREDIT QUALITY

Prior to September 29, 2009, PFGI Capital’s exposure to credit risk was managed through the Bank’s underwriting standards that emphasize “in-market” lending while avoiding excessive property type and business activity concentrations. The Bank’s credit and risk management function employed risk management techniques to ensure that loans adhered to corporate policy and problem loans were promptly identified. These procedures provided management of the Bank with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also included evaluating the adequacy of the allowance for loan participation losses. The procedures included an analysis of specific credits and the application of relevant allowance factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions to specific portfolio segments.

Concentration of credit risk generally arised with respect to participation interests when a number of underlying loans had borrowers in the same geographical region or with similar property types. PFGI Capital’s balance sheet exposure to geographic concentrations directly affected the credit risk of the underlying loans within the participation interests.

The following table shows a progression of the allowance for loan participation losses for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2009	2008	2009	2008
Balance at Beginning of Period	$6,103	$1,310	$1,949	$435
Transferred Allowance, Net	16	5	13	11
Provision for Loan Participation Losses	(1,146)	119	3,011	988
Provision Adjustment Related to Loan Sale	5,689	—	5,689	—
Transferred Allowance Related to Loan Sale	(10,662)	—	(10,662)	—
Loans Charged Off	—	—	—	—
Recoveries	—	—	—	—
Balance at End of Period	$—	$1,434	$—	$1,434
Net Charge-Offs to Average Loan Participations	.00%	.00%	.00%	.00%
Allowance for Loan Participations Losses to Loan Participations	.00%	.48%	.00%	.48%

There was no allowance for loan participation losses as of September 30, 2009 due to the sale of the loan participations to the Bank on September 29, 2009.

Loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loans are 90 days past due. When interest accruals are suspended, accrued interest income is reversed with prior period accruals charged to earnings. As of December 31, 2008, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure. It was PFGI’s practice to sell individual loan participations back to the Bank as such loans became past due. It was the Bank’s practice to repurchase such loan participations; however, the Bank was not contractually required to do so.

LIQUIDITY AND CAPITAL RESOURCES

The objective of maintaining liquidity within PFGI Capital is to ensure the availability of sufficient cash flows to meet all of PFGI Capital’s financial and dividend commitments. In managing liquidity, PFGI Capital takes into account various legal limitations placed on a REIT.

PFGI Capital’s principal liquidity needs are to maintain the securities portfolio through acquisition of additional securities as securities currently in the portfolio are reduced according to their amortization schedules, and due to pre-payments and pay-offs, and to pay dividends to the holders of preferred stock and common stock. The acquisition of additional securities is intended to be funded with the proceeds obtained from the amortization of and other reductions in the securities portfolio balance. Prior to September 29, 2009, PFGI Capital’s principal liquidity needs were to maintain the size of the loan participation portfolio through the acquisition of additional loan participations as the underlying loans in the portfolio matured or prepaid, and to pay dividends to the holders of preferred stock. PFGI Capital does not anticipate any material capital expenditures.

Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available funds, non-cumulative dividends at the rate of 7.75% per annum ($1.9375 per share). Quarterly cash dividends of $1.9 million were paid during the first three quarters of 2009 and 2008. Holders of Series B Preferred Stock are entitled to receive, if, when and as authorized and declared by the board of directors out of legally available funds, non-cumulative cash dividends at a rate of 5.00% per annum of the $100 liquidation preference per share ($5.00 per share). Dividends on the Series B Preferred Stock are payable, if authorized and declared, quarterly in arrears, on the same dates as the Series A Preferred Stock. On October 14, 2009, PFGI declared a dividend totaling $1.9 million for holders of Series A and B preferred stock, payable on November 17, 2009.

In order for PFGI Capital to have sufficient cash flows to meet projected expenses and scheduled dividend payments to holders of preferred stock, securities available for sale of PFGI Capital could not yield lower than 2.74%. At September 30, 2009, the average weighted interest rate on securities available for sale was 5.18%. Assuming that the investment in securities available for sale remains level, yields on these securities would have to decrease by 244 basis points before cash flows would be insufficient to cover the regular dividend payments to holders of preferred stock.

As a direct subsidiary of the Bank, PFGI Capital is required to seek advance regulatory approval prior to the declaration of any dividends in excess of the Bank’s available retained earnings. Additionally, the Office of the Comptroller of the Currency requires that the total of dividends declared by the Bank, or any of its direct subsidiaries, cannot exceed the sum of the Bank’s retained earnings for the current year, plus retained earnings for the preceding two years, less any required transfers to surplus or common stock. As of December 31, 2008, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without regulatory approval. PFGI Capital obtained advance approval from the Office of the Comptroller of the Currency to declare stockholder dividends during 2008 and the first half of 2009. As of September 30, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $493 million. As a result, regulatory approval for PFGI dividends is no longer required.

The Office of the Comptroller of the Currency also has authority to restrict PFGI Capital’s dividend payments to stockholders if they determine that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice. Restrictions on PFGI Capital’s ability to pay dividends to its preferred stockholders may also result in an inability to pay common dividends. If PFGI Capital were unable to distribute 90% of its taxable income through preferred and common dividends, it would fail to qualify for the favorable tax treatment accorded to REITs, causing the income of PFGI Capital to subject to taxation.

PFGI Capital has an authorization by the Board for the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. There were no share repurchases during the nine months ended September 30, 2009 or 2008. As of September 30, 2009, PFGI Capital had a remaining authorization to repurchase up to 358,484 shares of its Series A Preferred Stock. There is no expiration date on this repurchase program.

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

As an alternative to distributing a cash dividend to its common stockholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code. A consent dividend procedure is when a stockholder, on the last day of a REIT’s tax year, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend on the last day of its tax year, and the stockholder is treated as having received that amount and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend, but without the need to have cash available to distribute. PFGI Capital and its common stockholder used the consent dividend procedure in 2008. As a result, PFGI Capital has additional funds available for investment purposes and/or for distribution to its preferred stockholders.

PFGI Capital has a policy of reinvesting the proceeds of PFGI Capital’s assets in other interest-earning assets so that PFGI Capital’s income from operations over any period of four fiscal quarters will be anticipated to equal or exceed 140% of the amount that would be required to pay full annual dividends on PFGI Capital preferred stock, except as may be necessary to maintain PFGI Capital’s status as a REIT. PFGI Capital’s charter provides that PFGI Capital cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of PFGI Capital Series A Preferred Stock, voting as a separate class. PFGI will continue to reinvest proceeds in other interest-earning assets and has ample cash flows available to pay dividends based on the interest to be earned from its mortgage-backed securities portfolio as disclosed earlier in this section.

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

The following accounting policies are deemed critical for PFGI Capital as these policies contain significant estimates or judgments.

Fair Value Measurements: PFGI Capital uses fair value measurements to record certain financial instruments. FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. FASB ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three-level hierarchy is noted below.

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other then Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. In accordance with FASB ASC 820, it is PFGI Capital’s policy to maximize the use of observable inputs and to minimize the use of unobservable inputs when developing fair value measurements. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair values are estimated primarily by using cash flow and other financial modeling techniques.

PFGI Capital’s available for sale securities are classified as Level 2 measurements as their fair value reflects observable market prices in active markets for similar securities.

See Note 10 Fair Value for further information regarding fair value measurements.

Allowance for Loan Participation Losses: Prior to September 29, 2009, management determined the adequacy of the allowance for loan participation losses based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation was inherently subjective as it required material judgments and estimates, which may be susceptible to significant change. This assessment considered individually impaired loans and pools of homogenous loans with similar risk characteristics. An allowance was established for probable credit losses on impaired loans, when necessary. As of December 31, 2008, PFGI Capital had no impaired loans. While allocations may be made to specific loans, the total reserve was available for all credit losses.

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

FORWARD-LOOKING STATEMENTS

This information statement contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations and speak only as of the date made. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; prepayments of securities with fixed interest rates, resulting in reinvestment of the proceeds in securities with lower effective interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends; the possible exchange of Series A Preferred Stock for preferred shares of the Bank at the direction of the Office of the Comptroller of the Currency if the Bank becomes undercapitalized; the failure of PFGI Capital to maintain its status as a REIT for federal income tax purposes; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward-looking statements.

The payments PFGI Capital expects to receive on the residential mortgage-backed securities issued by the FNMA depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by FNMA. FNMA is a U.S. government-sponsored enterprise, but its guarantee is not backed by the full faith and credit of the United States. FNMA has suffered significant losses and, in September 2008, FNMA was placed into federal conservatorship. Although the U.S. government has committed capital to FNMA, there can be no assurance that the credit facilities and other capital infusions will be adequate for its needs. If the financial support is inadequate, FNMA could continue to suffer losses and could default on its guarantee obligations, which would materially and adversely affect the value of the residential mortgage-backed securities and could materially and adversely affect the payment stream from the residential mortgage-backed agency securities held by PFGI Capital. Future legislation could further change the relationship between FNMA and the U.S. government, and could also nationalize or eliminate such entities entirely. Any changes to the nature of this government-sponsored entity or the guarantee provided by FNMA could materially and adversely affect PFGI Capital’s business, operations and financial condition. PFGI Capital undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Management actively monitors interest rate risk exposure and reviews, among other things, the impact of interest rate changes on the market values of its assets and liabilities, unrealized gains and losses, and the expected amortization of its investment portfolio.

Beginning September 29, 2009, PFGI Capital’s income consists primarily of interest income earned on the residential mortgage-backed securities. The interest earned on these securities is based on a fixed rate, and therefore will generally not fluctuate due to changes in the interest rate environment. PFGI Capital has no interest-bearing liabilities, and the dividends paid on both series of preferred stock is fixed. Changes in the interest rate environment may result in a change in the fair value of the residential mortgage-backed securities. However, such unrealized gains and losses not deemed other-than-temporary are reported in accumulated other comprehensive income. Therefore, neither the reported net income of PFGI Capital, nor the net income available to common stockholders, should be materially impacted by market risk.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal financial officer and principal accounting officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures and of changes in PFGI Capital’s internal control over financial reporting as of September 30, 2009. Based on that evaluation, management, including the principal financial officer and principal accounting officer, concluded that PFGI Capital’s disclosure controls and procedures were effective as of September 30, 2009 with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during PFGI Capital’s quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

U.S FEDERAL INCOME TAX LAWS AND CONSEQUENCES

No assurance can be given that PFGI Capital will be able to operate in such a manner so as to remain qualified as a REIT for United States federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the satisfaction of various factual requirements not entirely within PFGI Capital’s control. No assurance can be given that new legislation, regulations, administrative interpretations, or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect PFGI Capital’s ability to operate. Any such new legislation, regulation, interpretation, or decision could be the basis of a Tax Event that would, with the prior written approval of the Office of the Comptroller of the Currency, permit PFGI Capital to redeem PFGI Capital Series A Preferred Stock.

If PFGI Capital were to fail to qualify as a REIT, the dividends on PFGI Capital’s stock, including PFGI Capital Series A and Series B Preferred Stock, would not be deductible by PFGI Capital for federal income tax purposes and PFGI Capital would be subject to federal income tax in the same manner as a regular, domestic corporation. Thus PFGI Capital (or, in the likely event that PFGI Capital also became part of the consolidated group of which The PNC Financial Services Group, Inc. is the parent, such consolidated group) likely would face a greater tax liability and the amount of income available for distribution to holders of PFGI Capital Series A and Series B Preferred Stock would be reduced.

If in any taxable year PFGI Capital fails to qualify as a REIT, unless PFGI Capital is entitled to relief under certain statutory provisions, PFGI Capital would also be disqualified from treatment as a REIT for the four taxable years following the year PFGI Capital’s qualification was lost.

To remain qualified as a REIT, PFGI Capital is, broadly speaking, required each year to distribute as dividends to PFGI Capital’s stockholders at least 90% of PFGI Capital’s taxable income, excluding capital gains. Failure to comply with this requirement would result in PFGI Capital being subject to tax at regular corporate rates. In addition, PFGI Capital would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid by PFGI Capital with respect to any calendar year are less than the sum of:

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

POTENTIAL DIVIDEND RESTRICTIONS BY BANK REGULATORS

Because PFGI Capital is a direct subsidiary of the Bank, regulatory authorities have the right to examine PFGI Capital and it’s activities and, under certain circumstances, to impose restrictions on the Bank or PFGI Capital. Such restrictions could impact PFGI Capital’s ability to conduct business pursuant to PFGI Capital’s business plan and could adversely affect PFGI Capital’s financial condition and results of operations.

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

Some of these actions by the Office of the Comptroller of the Currency would likely result in a failure of PFGI Capital to qualify as a REIT.

Payment of dividends of PFGI Capital’s Series A Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the Office of the Comptroller of the Currency. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At September 30, 2009, the Bank’s total risk-based capital ratio was 15.42%, its Tier 1 risk-based capital ratio was 11.52% and, and its leverage ratio was 9.76%. While the Bank intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations, there can be no assurance that the Bank will be able to do so. An exercise of the Office of the Comptroller of the Currency’s power to restrict dividends on PFGI Capital Series A Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock. The inability to pay dividends on PFGI Capital’s common stock would prevent PFGI Capital from meeting the statutory requirement in effect for a REIT to distribute 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of shares of PFGI Capital Series A and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of retained earnings for the current year and retained earning for the preceding two years, less any required transfers to surplus or common stock. At September 30, 2009, the Bank could without prior regulatory approval and absent contrary supervisory guidance declare dividends in 2009 of approximately $493 million. Since PFGI Capital is a member of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of PFGI Capital Series A and Series B Preferred Stock, would require regulatory approval if aggregate dividends on a consolidated basis exceed these limitations.

CONFLICT OF INTERESTS

PFGI Capital has no employees. The Bank performs all of PFGI Capital’s business operations. All of PFGI Capital’s officers and five of PFGI Capital’s directors are also officers of PNC or its affiliates. PFGI Capital’s common officers with PNC devote less than 10% of their time to managing PFGI Capital’s business. Four directors are independent directors who are not employed by or otherwise affiliated with PFGI Capital, nor are they an officer, director or otherwise affiliated with PNC. The Bank controls 94% of the voting power of PFGI Capital’s outstanding shares. As a result, the Bank has the right to elect all of PFGI Capital’s directors, including PFGI Capital’s independent directors, except for the two additional independent directors to be elected by the holders of PFGI Capital Series A Preferred Stock if PFGI Capital fails to pay dividends on PFGI Capital Series A Preferred Stock for at least six consecutive dividend periods. The Bank and its affiliates have interests that are not identical to PFGI Capital’s and, therefore, conflicts of interest may arise with respect to transactions between the Bank and PFGI Capital.

PFGI Capital is dependent on the diligence and skill of the officers and employees of PNC for the selection of the Agency Securities and PFGI Capital’s other authorized investments. The Bank has and will select the amount, type, and price of the residential mortgage-backed securities and other assets that PFGI Capital has or will acquire from the Bank. Although these purchases are made within the investment policies of PFGI Capital, neither PFGI Capital nor the Bank has obtained any third-party valuations, nor does PFGI Capital intend to do so in the future. Although PFGI Capital has adopted certain policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved from time to time at the discretion of the board of directors without a vote of PFGI Capital’s stockholders. Changes in or exceptions made to these policies could permit PFGI Capital to acquire lower quality assets.

The Bank may seek to exercise its influence over PFGI Capital’s affairs so as to cause the sale of PFGI Capital’s assets and their replacement by lesser quality assets purchased from the Bank or its affiliates or elsewhere. This could adversely affect PFGI Capital’s business and PFGI Capital’s ability to pay dividends on PFGI Capital Series A and Series B Preferred Stock.

NON-DIVERSIFICATION OF ASSETS; CHANGES IN REGULATORY ENVIRONMENT; DEFAULTS OR EARLY PAYOFFS ON UNDERLYING MORTGAGES

PFGI Capital’s assets are concentrated in the residential mortgage-backed agency securities. The payments PFGI Capital expects to receive on the residential mortgage-backed agency securities depend upon a steady stream of payments on the mortgages underlying the securities, and are guaranteed by FNMA. PFGI Capital may acquire additional residential mortgage-backed agency securities in the future backed by FHLMC. FNMA and FHLMC are U.S. government-sponsored enterprises, but their guarantees are not backed by the full faith and credit of the United States. FNMA and FHLMC have suffered significant losses and, in September 2008, FNMA and FHLMC were placed into federal conservatorship. Although the U.S. government has committed capital to FNMA and FHLMC, there can be no assurance that the credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, the companies could continue to suffer losses and could default on their guarantee obligations, which would materially and adversely affect the value of the residential mortgage-backed agency securities and could materially and adversely affect the payment stream from the residential mortgage-backed agency securities. Future legislation could further change the relationship between FNMA and FHLMC and the U.S. government, and could also nationalize or eliminate such entities entirely. Any changes to the nature of these government-sponsored entities or the guarantees provided by them could materially and adversely affect PFGI Capital’s business, operations and financial condition.

All of the loans underlying the residential mortgage-backed agency securities bear a fixed interest rate. Therefore, changes in the interest rate environment will not have a direct or material impact on the earnings of PFGI Capital. However, in a declining interest rate environment, there may be an increase in prepayments on the loans underlying the residential mortgage-backed agency securities as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, PFGI Capital may find it more difficult to purchase additional residential mortgage-backed agency securities with income streams sufficient to support the payment of the dividends on PFGI Capital Series A and Series B Preferred Stock. Because the rate at which dividends are required to be paid on PFGI Capital Series A and Series B Preferred Stock is fixed, there can be no assurance that a sustained decline in the interest rate environment would not adversely affect PFGI Capital’s ability to pay full dividends on PFGI Capital’s Series A and Series B Preferred Stock.

PFGI Capital is not required to limit its investments to assets of the types presently in PFGI Capital’s portfolio. Such assets may involve different risks not described in this report. PFGI Capital is not required to, and there can be no assurance that PFGI Capital will, maintain the level or asset coverage that currently exists relative to the amount of PFGI Capital’s preferred stock and obligations senior to it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The share repurchase disclosures contained in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of this report are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 29, 2009, at the Special Meeting of Stockholders of the Registrant, stockholders took the following actions:

To approve the sale by PFGI Capital of all of the loan participations held by PFGI Capital to NCB: 5,940,000 votes cast for, 0 votes cast against, and 0 votes abstained.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

1.0	Underwriting Agreement incorporated by reference to Exhibit 1 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

3.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002, as related to stockholder rights.

4.2	Articles of Amendment and Restatement of PFGI Capital Corporation incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as related to stockholder rights.

4.3	Series A Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

4.4	Certificate of Designation Rights and Preferences of the Series B Non-Voting Preferred stock incorporated by reference to Exhibit 4 to PFGI Capital’s Current Report on Form 8-K filed on January 30, 2006.

4.5	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as related to stockholder rights.

10.1	Management Agreement incorporated by reference to Exhibit 10.2 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) Filed June 6, 2002.

10.2	Exchange Agreement incorporated by reference to Exhibit 10.3 to PFGI Capital’s Amended Registration Statement on Form S-3/A (Registration No. 333-88446) filed June 6, 2002.

10.3	Purchase and Sale Agreement, dated as of September 29, 2009 by and between PFGI Capital Corporation and National City Bank, with respect to the CRE Loan Participations incorporated by reference to Exhibit 10.1 to PFGI Capital’s Current Report on Form 8-K filed on October 5, 2009.

10.4	Purchase and Sale Agreement, dated as of September 29, 2009 by and between PFGI Capital Corporation and National City Bank, with respect to certain residential mortgage-backed securities incorporated by reference to Exhibit 10.2 to PFGI Capital’s Current Report on Form 8-K filed on October 5, 2009.

10.5	Amendment to Management Agreement, dated as of September 29, 2009 by and between PFGI Capital Corporation and National City Bank incorporated by reference to Exhibit 10.3 to PFGI Capital’s Current Report on Form 8-K filed on October 5, 2009.

11.0	Statement re computation of per share earnings incorporated by reference to Note 6 of the Notes to Financial Statements of this report.

14.0	PFGI Capital Corporation Code of Ethics incorporated by reference to Exhibit 14.1 to PFGI Capital’s Current Report on Form 8-K filed on November 20, 2005.

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 16, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 16, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 16, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 16, 2009 for PFGI Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: November 16, 2009	/S/ DORIS M. MALINOWSKI
Doris M. Malinowski
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Duly Authorized Officer