Form 10-K
period 2009-12-31
PFGI CAPITAL CORP
filed 2010-03-30
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

Commission File 1-08019-01

PFGI CAPITAL CORPORATION

Incorporated Under The Laws of Maryland	IRS Employer I.D. No. 04-3659419

249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707

Phone: (412)-762-2000

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Series A Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2009 was zero.

The number of shares outstanding of each of the registrant’s classes of common stock and preferred stock, as of February 26, 2010.

Common Stock, $.01 Par Value - 5,940,000

Series A Preferred Stock, $25.00 Stated Value - 3,950,484

Series B Preferred Stock, $.01 Par Value - 105

Documents Incorporated by Reference:

Portions of the registrant’s definitive information statement to be filed with the Commission pursuant to Regulation 14C within 120 days after the close of registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Item 10. Directors, Executive Officers and Corporate Governance; Item 11 Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and Item 14. Principal Accounting Fees and Services, of Part III of this Form 10-K.

Year Ended December 31, 2009

Financial Report

and Form 10-K

FINANCIAL REPORT AND FORM 10-K

INDEX TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2009

		Page
Part I
Item 1.	Business	5
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments – None
Item 2.	Properties – None
Item 3.	Legal Proceedings - None
Item 4.	Reserved
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	9
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 8.	Financial Statements and Supplementary Data	15
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure – None
Item 9A (T).	Controls and Procedures	29
Item 9B.	Other Information – None
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	31
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence	31
Item 14.	Principal Accounting Fees and Services	31
Part IV
Item 15.	Exhibits, Financial Statement Schedules	31
	Signatures	32

PART I

This Annual Report on Form 10-K (Report) contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. You should review our Risk Factors in Item 1A and Cautionary Statement Regarding Forward-Looking Information included in Item 7 of this Report.

ITEM 1.	BUSINESS

PFGI Capital Corporation (PFGI Capital) is a Maryland corporation incorporated on May 9, 2002. PFGI Capital’s current principal business objective is to acquire, hold, and manage residential mortgage-backed agency securities and other authorized investments that will generate net income for distribution to its stockholders. Prior to September 29, 2009, the principal business objective of PFGI Capital was to acquire, hold, and manage commercial mortgage loan assets and other authorized investments that generated net income for distribution to PFGI Capital’s stockholders. PFGI Capital operates as a real estate investment trust (REIT) for federal income tax purposes. As a REIT, PFGI Capital generally will not be liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.

Prior to November 6, 2009, all of PFGI Capital’s common stock was owned by National City Bank (NCB), which formerly was a wholly-owned subsidiary of National City Corporation. On December 31, 2008, National City Corporation was acquired by The PNC Financial Services Group, Inc. (NYSE: PNC) and NCB became a wholly-owned subsidiary of PNC. As of November 6, 2009, NCB merged into PNC Bank, National Association (PNC Bank), a wholly-owned subsidiary of PNC.

Unless specifically stated otherwise, references in this Report to ‘the Bank’ refer to NCB prior to November 6, 2009 and PNC Bank thereafter.

On August 13, 2009, PFGI Capital’s Board of Directors (the Board of Directors) approved the sale of all the loan participations held by PFGI Capital to the Bank, and the purchase of securities from the Bank by PFGI Capital primarily funded by the loan participation sale. On September 29, 2009, a special stockholders’ meeting was held during which stockholders approved this loan participation sale involving PFGI Capital and the Bank. On September 29, 2009, PFGI Capital sold all of the loan participations to the Bank at their market value plus related accrued interest as of August 31, 2009, and recognized a loss on the sale. The final purchase price was based on the market value and related accrued interest for the loan participations as of September 29, 2009. During October 2009, PFGI Capital paid the Bank the difference between the estimated purchase price and the final purchase price. PFGI Capital used the proceeds from this sale as its primary source of funds to purchase residential mortgage-backed agency securities issued by Federal National Mortgage Association (FNMA) and previously owned by the Bank. The purchase price of these securities was equal to their market value. As a result of these activities, PFGI Capital’s primary asset is now residential mortgage-backed agency securities.

PFGI Capital’s Series A Preferred Stock is owned by outside investors and its Series B Preferred Stock is owned by present and former employees of the Bank. PFGI Capital’s executive offices are located at 249 Fifth Avenue, Pittsburgh, PA 15222.

PFGI Capital does not require any employees because employees of PNC and its affiliates are managing the day-to-day operations and affairs of PFGI Capital under the management agreement. All of PFGI Capital’s officers are also officers or employees of PNC or its affiliates, including the Bank. The Bank also provides to PFGI Capital accounting and reporting services as required.

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

Additional information regarding PFGI Capital’s business is included in Item 7 of this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

U.S FEDERAL INCOME TAX LAWS AND CONSEQUENCES

No assurance can be given that PFGI Capital will be able to operate in such a manner to remain qualified as a REIT for United States federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the satisfaction of various factual requirements not entirely within PFGI Capital’s control. No assurance can be given that new legislation, regulations, administrative interpretations, or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect PFGI Capital. Any such new legislation, regulation, interpretation, or decision could be the basis of a Tax Event that would, with the prior written approval of the Office of the Comptroller of the Currency (OCC), permit PFGI Capital to redeem the Series A Preferred Stock.

If PFGI Capital were to fail to qualify as a REIT, the dividends on PFGI Capital’s stock, including the Series A Preferred Stock and Series B Preferred Stock, would not be deductible by PFGI Capital for federal income tax purposes and PFGI Capital would be subject to federal income tax in the same manner as a regular, domestic corporation. Thus PFGI Capital (or, in the likely event that PFGI Capital also became part of the consolidated group of which The PNC Financial Services Group, Inc. is the parent) likely would face a greater tax liability and the amount of income available for distribution to holders of Series A Preferred Stock and Series B Preferred Stock would be reduced.

In the event PFGI Capital fails to qualify as a REIT, PFGI Capital would also be disqualified from treatment as a REIT for the four taxable years following the year PFGI Capital’s qualification was lost, unless relief was obtained under statutory provisions.

To remain qualified as a REIT, PFGI Capital is, broadly speaking, required each year to distribute as dividends to PFGI Capital’s stockholders at least 90% of its taxable income, excluding capital gains. Failure to comply with this requirement would result in PFGI Capital failing to qualify as a REIT. In addition, PFGI Capital would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid by PFGI Capital with respect to any calendar year are less than the sum of:

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

POTENTIAL DIVIDEND RESTRICTIONS BY BANK REGULATORS

Because PFGI Capital is a direct subsidiary of the Bank, regulatory authorities have the right to examine PFGI Capital and its activities and, under certain circumstances, to impose restrictions on the Bank or PFGI Capital. Such restrictions could impact PFGI Capital’s ability to conduct business pursuant to its business plan and could adversely affect PFGI Capital’s financial condition and results of operations.

If the OCC determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to:

•	restrict PFGI Capital’s ability to transfer assets;

•	restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of shares of PFGI Capital’s Series A Preferred Stock and Series B Preferred Stock;

•	restrict PFGI Capital’s ability to redeem its Series A Preferred Stock and Series B Preferred Stock; or

•	require the Bank to sever its relationship with PFGI Capital or divest its ownership of PFGI Capital.

Some of these actions by the OCC could result in a failure of PFGI Capital to qualify as a REIT.

Payment of dividends related to PFGI Capital’s Series A Preferred Stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the OCC. Under these regulations, the Bank will be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%; a Tier 1 risk-based capital ratio of less than 6.0%; or a leverage ratio of less than 5.0%. At December 31, 2009, the Bank’s total risk-based capital ratio was 14.4%, its Tier 1 risk-based capital ratio was 10.9% and, and its leverage ratio was 9.3%. While the Bank intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations, there can be no assurance that the Bank will be able to do so. An exercise of the OCC’s power to restrict dividends on PFGI Capital Series A Preferred Stock would, however, also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all other series and classes of preferred stock. An inability to pay dividends on PFGI Capital’s common stock would prevent PFGI Capital from meeting the statutory requirement that a REIT distribute at least 90% of its taxable income and, therefore, would cause PFGI Capital to fail to qualify for the favorable tax treatment accorded to REITs.

Legal and regulatory limitations on the payment of dividends by the Bank could also affect PFGI Capital’s ability to pay dividends to unaffiliated third parties, including the holders of Series A Preferred Stock and Series B Preferred Stock. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of retained earnings for the current year and for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $378 million. Since PFGI Capital is a member of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and any member of its consolidated group to unaffiliated third parties, including PFGI Capital’s payment of dividends to the holders of shares of Series A Preferred Stock and Series B Preferred Stock, would require prior regulatory approval if the Bank’s aggregate dividends, on a consolidated basis, exceed these limitations.

CONFLICT OF INTERESTS

PFGI Capital has no employees since the Bank performs all of PFGI Capital’s business operations. All of PFGI Capital’s officers and five of PFGI Capital’s directors are also officers of PNC or its affiliates. PFGI Capital’s common officers with PNC devote, on average, less than 10% of their time to managing PFGI Capital’s business. Four directors are independent directors, who are not employed by or otherwise affiliated with PFGI Capital, nor are they an officer, director or otherwise affiliated with PNC. The Bank controls 94% of the voting power of PFGI Capital’s outstanding shares. As a result, the Bank has the right to elect all of PFGI Capital’s directors, including its independent directors, except for the two additional independent directors to be elected by the holders of Series A Preferred Stock if PFGI Capital fails to pay dividends on the Series A Preferred Stock for at least six consecutive dividend periods. Because the Bank and its affiliates have interests that are not identical to those of PFGI Capital, conflicts of interest may arise with respect to transactions between the Bank and PFGI Capital.

PFGI Capital is dependent on the diligence and skill of the officers and employees of PNC for the selection and purchase of residential mortgage-backed agency securities and PFGI Capital’s other authorized investments. The Bank has and will select the amount, type, and price of the residential mortgage-backed agency securities and other assets that have been or will be acquired from the Bank. Although these purchases are made within the investment policies of PFGI Capital, neither PFGI Capital nor the Bank has obtained any third-party valuations, nor does PFGI Capital intend to do so in the future. Although PFGI Capital has adopted certain policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved from time to time at the discretion of the Board of Directors without a vote of PFGI Capital’s stockholders. Changes in or exceptions made to these policies could permit PFGI Capital to acquire lower quality assets.

The Bank may seek to exercise its influence over PFGI Capital’s affairs to cause the sale of PFGI Capital’s assets and their replacement by lesser quality assets purchased from the Bank or its affiliates or elsewhere. This could adversely affect PFGI Capital’s business and its ability to pay dividends on the Series A Preferred Stock and Series B Preferred Stock.

NON-DIVERSIFICATION OF ASSETS; CHANGES IN REGULATORY ENVIRONMENT; RISKS OF UNDERLYING MORTGAGES

PFGI Capital’s assets are concentrated in residential mortgage-backed agency securities. The payments PFGI Capital expects to receive on these mortgage pass-through certificates depend upon a steady stream of payments on the mortgages underlying the securities. Full and timely payment of both principle and interest is guaranteed by FNMA. As of December 31, 2009, PFGI Capital’s assets were entirely comprised of three residential mortgage-backed agency securities with the following CUSIP numbers: 31410KAX2, 31416BP85, and 31416HWU5. Risks and other information associated with each of these securities may be found in disclosures accessible through FNMA’s website at www.fanniemae.com. We have included this web address as an inactive textual reference only. Neither PNC nor PFGI are responsible for the accuracy of the information on FNMA’s website and the content of FNMA’s website is not a part of and is not being incorporated by reference into this Report.

PFGI Capital may acquire additional residential mortgage-backed agency securities in the future backed by the Federal Home Loan Mortgage Corporation (FHLMC). FNMA and FHLMC are U.S. government-sponsored enterprises, but their guarantees are not backed by the full faith and credit of the United States. FNMA and FHLMC have suffered significant losses and, in September 2008, FNMA and FHLMC were placed into federal conservatorship. The terms of the conservatorship were amended in May 2009. Although the U.S. government continued to commit capital to FNMA and FHLMC, there can be no assurance that the credit facilities and other capital infusions will be adequate for their needs. Despite the financial support, the companies continue to suffer losses and could ultimately default on their guarantee obligations, which would materially and adversely affect the value of the residential mortgage-backed agency securities and could materially and adversely affect the related payment. Future legislation could further change the relationship between FNMA, FHLMC, and the U.S. government, and could nationalize or eliminate such entities entirely. Any changes to the nature of these government-sponsored entities or the guarantees provided by them could materially and adversely affect PFGI Capital’s business, operations and financial condition.

All of the loans underlying the residential mortgage-backed agency securities bear a fixed interest rate. Therefore, changes in the interest rate environment will not have a direct or material impact on the earnings of PFGI Capital. However, in a declining interest rate environment, there may be an increase in prepayments on the loans underlying the residential mortgage-backed agency securities as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, PFGI Capital may find it more difficult to purchase additional residential mortgage-backed agency securities with income streams sufficient to support the payment of the dividends on the Series A Preferred Stock and Series B Preferred Stock. Because the rate at which dividends are required to be paid on the Series A Preferred Stock and Series B Preferred Stock is fixed, there can be no assurance that a sustained decline in the interest rate environment would not adversely affect PFGI Capital’s ability to pay full dividends on PFGI Capital’s Series A Preferred Stock and Series B Preferred Stock.

PFGI Capital is not required to limit its investments to assets of the types presently in PFGI Capital’s portfolio. There can be no assurance that PFGI Capital will maintain the level of asset or earnings coverage that currently exists relative to the dividends distributions on PFGI Capital’s preferred stock. Such other asset types may involve different risks not described in this Report. Furthermore, should PFGI Capital determine that it is desirable to change the nature of its investments, it may be difficult at that time to find a buyer for the residential mortgage-backed agency securities. This liquidity risk could hinder PFGI Capital’s ability to implement its desired change in investment strategy, or may force PFGI Capital to sell the residential mortgage-backed agency securities at a discount to market value.

EXCHANGE OF SERIES A PREFERRED STOCK

Each share of the Series A Preferred Stock will be exchanged for one newly issued share of Bank Series A Preferred Stock upon the occurrence of an exchange event. An exchange event occurs when:

•	the Bank becomes less than “adequately capitalized” according to regulations established by the OCC;

•	the Bank is placed into conservatorship or receivership;

•

the OCC, in its sole discretion, directs such exchange in writing, and, even if the Bank is not less than “adequately capitalized”, the OCC anticipates the Bank becoming less than “adequately capitalized” in the near term; or

•	the OCC, in its sole discretion, directs such exchange in writing in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

Since the Bank Series A Preferred Stock represents an investment in the Bank, the risks of ownership would differ from those described in this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for PFGI Capital’s Common Stock as the Bank owns all of the issued and outstanding shares.

During 2009 and 2008, PFGI Capital used a consent dividend procedure as an alternative to an actual cash dividend distribution to its common stockholder. The consent dividend was $7.8 million and $11.2 million for PFGI Capital’s tax years 2009 and 2008, respectively. The consent dividend for tax year 2009 was recorded in the first quarter of 2010. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations on page 12 for a further discussion on the consent dividend procedure and possible restrictions on PFGI Capital’s ability to pay dividends to its common and preferred stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Amounts)	2009	2008	2007	2006	2005
Statements of Income
Interest Income	$15,719	$19,651	$20,667	$19,946	$19,348
Provision (Benefit) for Loan Participation Losses (a)	8,700	1,501	(62)	(68)	(405)
Noninterest Expense	808	790	771	828	859
Net Income	6,211	17,360	19,958	19,186	18,894
Net (Loss) Income Available to Common Stockholder	$(1,443)	$9,706	$12,304	$11,532	$8,561
Basic and Diluted Net (Loss) Income Per Common Share	$(.24)	$1.63	$2.07	$1.94	$1.44
Series A and Series B Preferred Stock Cash Dividend Paid	7,654	7,654	7,654	7,654	10,333
Series A Preferred Stock Dividends paid per Share	1.9375	1.9375	1.9375	1.9375	1.9375
Series B Preferred Stock Dividends paid per Share	5.0000	5.0000	5.0000	3.7500	—
Average Yield on Earnings Assets	5.02%	6.51%	7.12%	7.17%	6.48%
Balance Sheets
Loan Participations, Net of Allowance for Loan Participation Losses	$—	$297,702	$288,128	$275,583	$264,090
Securities Available for Sale	299,677	—	—	—	—
Total Assets	322,489	306,460	296,707	285,443	272,907
Series A Preferred Stock	98,762	98,762	98,762	98,762	98,762
Total Stockholders’ Equity	322,314	306,405	296,699	284,395	272,853

(a)	2009 includes an additional provision of $5.7 million related to the sale of all loan participations held by PFGI Capital to the Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

PFGI Capital reported a net loss available to common stockholder of $1.4 million, or $0.24 per common diluted share, for 2009, compared to net income available to common stockholder of $9.7 million, or $1.63 per common diluted share for 2008, and $12.3 million, or $2.07 per common diluted share for 2007. The decrease in net income available to common stockholder in 2009 was primarily due to an increase in the provision for loan participation losses of $7.2 million, which included a $5.7 million provision related specifically to the loss associated with the loan participation sale on September 29, 2009. Interest income decreased by $3.9 million in 2009 as compared to the prior year, primarily due to a reduction in the average yield on the loan participations in 2009 due to the generally lower interest rate environment. Cash dividends of $7.7 million were paid to preferred stockholders during 2009, 2008 and 2007.

PFGI Capital’s assets were primarily comprised of securities available for sale totaling $299.7 million as of December 31, 2009 and net loan participations totaling $297.7 million as of December 31, 2008. These assets were acquired from the Bank. Total stockholders’ equity was $322.3 million and $306.4 million as of December 31, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

Interest Income

Subsequent to September 29, 2009, PFGI Capital’s primary source of revenue consists of interest income earned on its residential mortgage-backed agency securities. Prior to September 29, 2009, PFGI Capital’s primary source of revenue consisted of interest income earned on its loan participations. A secondary source of interest income is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $15.7 million for 2009 compared to $19.7 million for 2008. The decrease in interest income was primarily due to lower market interest rates applicable to the earning assets during 2009 as compared to the prior year.

Total interest income was $20.7 million for 2007. The decrease in interest income in 2008 as compared to 2007 was primarily due to lower rates earned on earning assets. The lower rates in 2008 reflect a decline in market interest rates. The average rate earned on loan participations declined by 55 basis points from 2007 to 2008 while the rate earned on deposits declined by 305 basis points. Higher average loan participations outstanding during 2008 as compared to 2007 partially offset the impact of lower interest rates.

The average balances and interest earned for 2009, 2008, and 2007 are shown in the following table:

	2009			2008			2007
(Dollars in Thousands)	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate
Assets:
Securities available for sale	$80,459	$3,341	4.15%
Loan participations	224,640	12,363	5.50	$294,039	$19,500	6.63%	$282,953	$20,314	7.18%
Deposit account with Bank	7,884	15	0.19	7,967	151	1.90	7,135	353	4.95
Total earning assets	$312,983	$15,719	5.02%	$302,006	$19,651	6.51%	$290,088	$20,667	7.12%
Allowance for loan participation losses	(3,132)			(932)			(479)
Securities available for sale fair value adjustment	(13)			—			—
Other nonearning assets	3,319			980			1,113
Total assets	$313,157			$302,054			$290,722

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$993			$682			$735
Stockholders’ equity	312,164			301,372			289,987
Total liabilities and stockholders’ equity	$313,157			$302,054			$290,722

Provision (Benefit) For Loan Participation Losses

The provision for loan participation losses was the charge to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A provision (benefit) for loan participation losses of $3.0 million, $1.5 million, and $(62) thousand was recognized during 2009, 2008, and 2007, respectively, reflecting the general deterioration on the general credit environment for commercial real estate loans. On September 29, 2009, PFGI Capital sold all of its loan participations to the Bank and recognized an additional provision/loss on the sale of $5.7 million. No provision for loan participation losses will be necessary subsequent to the sale of the loan participations. PFGI Capital had no credit losses during 2009, 2008, or 2007.

Noninterest Expense

Noninterest expense was comprised primarily of compensation paid to the Bank for loan servicing and management fees. For 2009, 2008, and 2007, loan servicing fees totaled $282 thousand, $368 thousand, and $354 thousand, respectively, while management fees totaled $300 thousand, $294 thousand, and $283 thousand, respectively. Prior to September 29, 2009, annual loan servicing and management fees were assessed at a rate of 0.125% and 0.10%, respectively, of the average daily outstanding principal balance of the loan participations. Subsequent to September 29, 2009, PFGI Capital no longer pays loan servicing fees due to the loan participation sale, and management fees are assessed at $300 thousand per year.

Other noninterest expense was $226 thousand, $128 thousand, and $134 thousand for 2009, 2008, and 2007, respectively. The increase in other noninterest expense in 2009 reflects an increase in audit and other professional fees during that year.

Income Taxes

PFGI Capital is not subject to income taxes since it has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the applicable provisions of the Internal Revenue Code.

FINANCIAL CONDITION

Securities

As of December 31, 2009, PFGI Capital held $299.7 million of residential mortgage-backed agency securities. These securities were acquired from the Bank on September 29, 2009. To qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. PFGI Capital’s investment in the securities qualifies as real estate assets for this purpose.

Loan Participations

As of December 31, 2009 PFGI Capital did not have any loan participations outstanding as a result of the sale of all loan participations to the Bank on September 29, 2009. On December 31, 2008, PFGI Capital had $297.7 million of loan participations outstanding, net of an allowance for loan participation losses of $1.9 million. The loan participation portfolio had previously been acquired from the Bank.

Other Assets and Liabilities

As of December 31, 2009 and 2008, PFGI Capital had cash of $21.5 million and $7.5 million, respectively, in an interest bearing deposit account held with the Bank. As of December 31, 2009, the account was yielding a rate of 0.15%. Additionally, PFGI Capital had interest receivable of $1.3 million related to the residential mortgage-backed agency securities. As of December 31, 2008 there was also $1.3 million of accrued interest related to commercial mortgage loan participations.

CREDIT QUALITY

Prior to September 29, 2009, PFGI Capital’s exposure to credit risk was managed through the Bank’s underwriting standards that emphasize “in-market” lending while avoiding excessive property type and business activity concentrations. The Bank’s credit and risk management function employed risk management techniques to ensure that loans adhered to corporate policy and problem loans were promptly identified. These procedures provided management of the Bank with the information necessary to implement policy adjustments where necessary, and to take corrective action on a proactive basis. These procedures also included evaluating the adequacy of the allowance for loan participation losses, which included an analysis of specific credits and the application of relevant allowance factors relative to risk portfolio trends, current and historic loss experience, and prevailing economic conditions.

Concentration of credit risk generally arose with respect to participation interests when a number of underlying loans had borrowers in the same geographical region or with similar property types. PFGI Capital’s balance sheet exposure to geographic concentrations directly affected the credit risk of the underlying loans within the participation interests.

The following table shows a progression of the allowance for loan participation losses:

(In Thousands)	2009	2008
Balance at January 1	$1,949	$435
Transferred Allowance, Net	13	13
Provision for Loan Participation Losses	3,011	1,501
Provision Adjustment Related to Loan Participation Sale	5,689	—
Transferred Allowance Related to Loan Participation Sale	(10,662)	—
Balance at December 31	$—	$1,949
Net Charge-Offs to Average Loan Participations	N/A	N/A
Allowance for Loan Participations Losses to Loan Participations	N/A	.65%

There was no allowance for loan participation losses as of December 31, 2009 due to the sale of the loan participations to the Bank on September 29, 2009.

The loan participations were placed on non-accrual status when collection of principal or interest was in doubt or generally when the underlying loans were 90 days past due. When interest accruals were suspended, accrued interest income was reversed with prior period accruals charged to earnings. As of December 31, 2008, no loans had been placed on non-accrual status or were delinquent, nor had any property been acquired through foreclosure. It was PFGI Capital’s practice to sell individual loan participations back to the Bank as such loans became past due. It was the Bank’s practice to repurchase such loan participations; however, the Bank was not contractually required to do so.

LIQUIDITY AND CAPITAL RESOURCES

The objective of maintaining liquidity within PFGI Capital is to ensure the availability of sufficient cash flows to meet all of PFGI Capital’s financial and dividend commitments. In managing liquidity, PFGI Capital takes into account various legal limitations placed on a REIT.

PFGI Capital addresses its principal liquidity needs by maintaining its level of interest earning assets. Because such assets are reduced over time according to their amortization schedules, or due to pre-payments and pay-offs, PFGI Capital intends to periodically reinvest in additional real estate related assets. PFGI Capital does not anticipate any material capital expenditures.

Sufficient liquidity is also needed to pay dividends to the holders of PFGI Capital’s preferred and common stock. Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if, when and as authorized and declared by the Board of Directors out of legally available funds, non-cumulative dividends at the rate of 7.75% per annum on the $25.00 liquidation value per share ($1.9375 per share). Holders of Series B Preferred Stock are entitled to receive, if, when and as authorized and declared by the Board of Directors out of legally available funds, non-cumulative cash dividends at a rate of 5.00% per annum on the $100 liquidation preference per share ($5.00 per share). Cash dividends of $7.7 million were paid to the preferred stockholders during 2009, 2008, and 2007. On February 17, 2010, total cash dividends of $1.9 million were paid on the Series A Preferred Stock and Series B Preferred Stock.

As a direct subsidiary of the Bank, PFGI Capital is required to seek advance regulatory approval prior to the declaration of any dividends in excess of the Bank’s available retained earnings. Additionally, prior approval by the OCC is required for any dividends declared by the Bank and its subsidiaries, including PFGI Capital, that would exceed the sum of the Bank’s retained earnings for the current year plus retained earnings for the preceding two years, less any required transfers to surplus or common stock. Throughout 2008 and until mid-2009, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its normal quarterly dividend without such regulatory approval, which PFGI Capital received quarterly from the OCC. As of December 31, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $378 million. As a result, prior regulatory approval to declare and pay dividends is no longer required.

The OCC also has authority to restrict PFGI Capital’s dividend payments to stockholders if they determine that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice. Restrictions on PFGI Capital’s ability to pay dividends to its preferred stockholders may also result in an inability to pay common dividends. If PFGI Capital were unable to distribute at least 90% of its taxable income through preferred and common dividends, it would fail to qualify for the favorable tax treatment accorded to REITs, causing the income of PFGI Capital to be subject to taxation.

PFGI Capital has an authorization by the Board of Directors for the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. There were no share repurchases during 2009 or 2008. As of December 31, 2009, PFGI Capital had a remaining authorization to repurchase up to 358,484 shares of its Series A Preferred Stock. There is no expiration date on this repurchase program authorization. Currently PFGI Capital has no plan to repurchase Series A Preferred Stock under this Board authorization.

To remain qualified as a REIT, PFGI Capital is required to distribute at least 90% of its taxable income to its stockholders. PFGI Capital expects that, after paying the dividends on all series and classes of preferred stock, it will authorize dividends to the holder of its common stock in an amount sufficient to comply with this requirement.

As an alternative to an actual distribution of cash to its common stockholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code, under which a stockholder, on or before a REIT files its tax return, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend, and the stockholder is treated as having received that dividend and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend. PFGI Capital and its common stockholder utilize the consent dividend procedure. The consent dividend was $7.8 million, $11.2 million, and $12.2 million, for PFGI Capital’s tax years 2009, 2008, and 2007, respectively. The consent dividend of $7.8 million for tax year 2009 was recorded in the first quarter of 2010.

To avoid restrictions on its ability to pay dividends or make other distributions on its common stock, PFGI Capital is required to periodically reinvest proceeds from its existing assets in newly acquired interest earning assets so that its aggregate funds from operations (FFO), as projected for the following four quarters, is expected to equal or exceed 140% of the full annual dividends payable on the Series A Preferred Stock. This requirement can not be amended without the consent or affirmative vote of the holders of the Series A Preferred Stock, voting as separate class. As of December 31, 2009, PFGI Capital’s annualized FFO coverage is estimated at 166%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PFGI Capital does not have any off-balance sheet arrangements. PFGI Capital has no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of the financial statements in Item 8 of this Report for a description of PFGI Capital’s accounting policies.

The following accounting policies are deemed critical for PFGI Capital as these policies contain significant estimates or judgments.

Fair Value Measurements: PFGI Capital uses fair value measurements to record certain financial instruments. The Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. FASB ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three-level hierarchy is noted below.

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

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

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. In accordance with FASB ASC 820, it is PFGI Capital’s practice to maximize the use of observable inputs and to minimize the use of unobservable inputs when developing fair value measurements. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair values are estimated primarily by using cash flow and other financial modeling techniques.

PFGI Capital’s available for sale securities are classified as Level 2 measurements as their fair value reflects observable market prices in active markets for similar securities.

See Note 10 of the financial statements in Item 8 of this Report for further information regarding fair value measurements.

Allowance for Loan Participation Losses: Prior to September 29, 2009, management determined the adequacy of the allowance for loan participation losses based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation was inherently subjective as it required material judgments and estimates, which may be susceptible to significant change. This assessment considered individually impaired loans and pools of homogenous loans with similar risk characteristics. An allowance was established for probable credit losses on impaired loans, when necessary. As of December 31, 2008, PFGI Capital had no impaired loans. While allocations could be made to specific loans, the total reserve was available for all credit losses.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 3 of the financial statements in Item 8 of this Report discusses the expected impact of recently issued accounting policies that have not yet been adopted. To the extent the adoption of new accounting standards are expected to materially affect the financial condition, results of operations, or liquidity position of PFGI Capital, the impacts are discussed in the applicable section(s) of this financial review and notes to the financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should, will, and similar expressions and by the context in which they are used. Such statements are based upon current expectations and speak only as of the date made. Actual results and future events could differ materially from those that we anticipate in our forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; prepayments of securities with fixed interest rates, resulting in reinvestment of the proceeds in securities with lower effective interest rates; significant changes in the anticipated economic scenario which could materially change anticipated credit quality trends; the possible exchange of Series A Preferred Stock for preferred shares of the Bank at the direction of the OCC if the Bank becomes undercapitalized; the failure of PFGI Capital to maintain its status as a REIT for federal income tax purposes; and significant changes in accounting, tax, or regulatory practices or requirements and factors noted in connection with forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Management actively monitors interest rate risk exposure and reviews, among other things, the impact of interest rate changes on the market value of its assets and liabilities, unrealized gains and losses, and the expected amortization of its investment portfolio.

Beginning September 29, 2009, PFGI Capital’s income consists primarily of interest income earned on the residential mortgage-backed agency securities. The interest earned on these securities is based on a fixed rate, and therefore will generally not fluctuate due to changes in the interest rate environment. Changes in the interest rate environment may result in a change in the fair value of the residential mortgage-backed agency securities. Such unrealized gains and losses not deemed other-than-temporary are reported in accumulated other comprehensive income. PFGI Capital has no interest-bearing liabilities, and the dividend yield paid on both series of preferred stock is fixed. Therefore, neither the net income nor the net income available to common stockholder of PFGI Capital should be materially impacted by market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PFGI Capital Corporation:

We have audited the accompanying balance sheet of PFGI Capital Corporation as of December 31, 2009, and the related statements of income, cash flows and changes in stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFGI Capital Corporation at December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 30, 2010

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

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

March 6, 2009

FINANCIAL STATEMENTS

BALANCE SHEETS

PFGI CAPITAL CORPORATION

(Dollars in Thousands)	December 31, 2009	December 31, 2008
Assets
Cash and Due from Banks	$21,499	$7,476
Securities Available for Sale, at Fair Value	299,677	—
Loan Participations	—	299,651
Allowance for Loan Participation Losses	—	(1,949)
Net Loan Participations	—	297,702
Interest Receivable	1,313	1,282
Total Assets	$322,489	$306,460

Liabilities
Accounts Payable and Accrued Liabilities	$175	$55
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	222,352	204,852
Retained Earnings	1,289	2,732
Accumulated Other Comprehensive Loss	(148)	—
Total Stockholders’ Equity	322,314	306,405
Total Liabilities and Stockholders’ Equity	$322,489	$306,460

See Notes to Financial Statements.

STATEMENTS OF INCOME

PFGI CAPITAL CORPORATION

	For the Year Ended December 31
(In Thousands, Except Per Share Data)	2009	2008	2007
Interest Income
Interest on Securities	$3,342
Interest on Loan Participations	12,363	$19,500	$20,314
Interest on Cash Deposit	14	151	353
Total Interest Income	15,719	19,651	20,667
Provision (Benefit) for Loan Participation Losses	8,700	1,501	(62)
Noninterest Expense
Loan Servicing Fees	282	368	354
Management Fees	300	294	283
Other Noninterest Expense	226	128	134
Total Noninterest Expense	808	790	771
Net Income	$6,211	$17,360	$19,958
Preferred Stock Dividends	7,654	7,654	7,654
Net (Loss) Income Available to Common Stockholder	$(1,443)	$9,706	$12,304
Net (Loss) Income Per Common Share
Basic	$(.24)	$1.63	$2.07
Diluted	(.24)	1.63	2.07
Average Common Shares Outstanding
Basic and Diluted	5,940	5,940	5,940

See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

PFGI CAPITAL CORPORATION

	For the Year Ended December 31
(In Thousands)	2009	2008	2007
Operating Activities
Net Income	$6,211	$17,360	$19,958
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision (Benefit) for Loan Participation Losses	8,700	1,501	(62)
(Increase) Decrease in Interest Receivable	(31)	104	89
(Increase) Decrease in Other Assets	—	108	(108)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	120	47	(1,040)
Net Cash Provided by Operating Activities	15,000	19,120	18,837
Investing Activities
Net Increase in Loan Participations	(2,891)	(11,075)	(12,483)
Proceeds from Final Sale of Loan Participations	291,893	—	—
Purchases of Residential Mortgage-backed Agency Securities	(315,452)	—	—
Decrease in Residential Mortgage-backed Agency Securities	15,627	—	—
Net Cash Used in Investing Activities	(10,823)	(11,075)	(12,483)
Financing Activities
Dividends Paid to Preferred Stockholders	(7,654)	(7,654)	(7,654)
Capital Contribution by the Bank	17,500	—	—
Net Cash Provided by (Used In) Financing Activities	9,846	(7,654)	(7,654)
Net Increase (Decrease) in Cash and Cash Equivalents	14,023	391	(1,300)
Cash and Cash Equivalents at Beginning of Period	7,476	7,085	8,385
Cash and Cash Equivalents at End of Period	$21,499	$7,476	$7,085
Supplemental Disclosures for Cash Flow Information
Cash Paid for:
Interest	$—	$—	$—
Income Taxes	—	—	—
Noncash Transaction:
Contribution of Common Stock Consent Dividends	$—	$11,207	$12,242

See Notes to Financial Statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

PFGI CAPITAL CORPORATION

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2007	$98,762	$59	$181,403	$4,171		$284,395
Net Income/Comprehensive Income				19,958		19,958
Dividends Paid on Preferred Stock ($1.9375 Per Series A Share and $5.00 Per Series B Share)				(7,654)		(7,654)
Common Stock Consent Dividend				(12,242)		(12,242)
Contribution of Consent Dividend			12,242			12,242
Balance at December 31, 2007	$98,762	$59	$193,645	$4,233		$296,699
Net Income/Comprehensive Income				17,360		17,360
Dividends Paid on Preferred Stock ($1.9375 Per Series A Share and $5.00 Per Series B Share)				(7,654)		(7,654)
Common Stock Consent Dividend				(11,207)		(11,207)
Contribution of Consent Dividend			11,207			11,207
Balance at December 31, 2008	$98,762	$59	$204,852	$2,732		$306,405
Comprehensive Income:
Net Income				6,211		6,211
Other Comprehensive Income:
Net Unrealized Losses on Securities					$(148)	(148)

Total Comprehensive Income						6,063
Capital Contribution by the Bank			17,500			17,500
Dividends Paid on Preferred Stock ($1.9375 Per Series A Share and $5.00 Per Series B Share)				(7,654)		(7,654)
Balance at December 31, 2009	$98,762	$59	$222,352	$1,289	$(148)	$322,314

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

PFGI Capital Corporation (PFGI Capital) is a Maryland corporation incorporated on May 9, 2002. The current principal business objective of PFGI Capital is to acquire, hold, and manage residential mortgage-backed agency securities and other authorized investments that generate net income for distribution to PFGI Capital’s stockholders. Prior to September 29, 2009, the principal business objective of PFGI Capital was to acquire, hold, and manage commercial mortgage loan assets and other authorized investments that generated net income for distribution to PFGI Capital’s stockholders.

PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. As a REIT, PFGI Capital generally is not liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.

Prior to November 6, 2009, all of PFGI Capital’s common stock was owned by National City Bank (NCB), which formerly was a wholly-owned subsidiary of National City Corporation. On December 31, 2008, National City Corporation was acquired by The PNC Financial Services Group, Inc. (PNC, NYSE: PNC) and NCB became a wholly-owned subsidiary of PNC. The accompanying financial statements as December 31, 2008 and the two years in the period then ended were prepared from the books and records of PFGI Capital prior to National City Corporation’s acquisition by PNC, and accordingly, were based on PFGI Capital’s historical basis of accounting.

As of November 6, 2009, NCB merged into PNC Bank, National Association (PNC Bank), a wholly-owned subsidiary of PNC. Unless specifically stated otherwise, references in these Notes to Financial Statements to ‘the Bank’ refer to NCB prior to November 6, 2009 and PNC Bank thereafter.

On August 13, 2009, the Board of Directors approved the sale of all loan participations held by PFGI Capital to the Bank, and the purchase of residential mortgage-backed agency securities from the Bank by PFGI Capital primarily funded by the proceeds from the loan participation sale. On September 29, 2009, a special stockholders’ meeting was held, during which stockholders approved this loan participation sale involving PFGI Capital and the Bank. On September 29, 2009, PFGI Capital sold all of the loan participations to the Bank at their market value plus related accrued interest, and recognized provision expense of $5.7 million related to the loss on sale. In October 2009, PFGI paid the Bank $3.8 million, which represented the difference between the estimated purchase price and the final purchase price.

On September 29, 2009, PFGI Capital used the proceeds from this sale, along with cash on hand and a portion of the $17.5 million capital contribution from the Bank, to purchase residential mortgage-backed agency securities issued by the Federal National Mortgage Association (FNMA) and previously owned by the Bank. The purchase price of $316.7 million was equal to the market value of the securities plus related accrued interest. These securities earn a fixed rate of 5.5% per annum and are backed by 30-year 1-4 family fixed-rate mortgages, all of which were originated in compliance with FNMA standards. As a result of these activities, PFGI Capital’s primary assets are now comprised of securities rather than loan participations.

PFGI Capital’s Series A Preferred Stock is owned by outside investors and its Series B Preferred Stock is owned by present or former employees of the Bank or PNC. PFGI Capital’s executive offices are located at 249 Fifth Avenue, Pittsburgh, PA 15222.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements include accounts of PFGI Capital, which has no equity ownership in any other entities or interests in variable interest entities.

Effective July 1, 2009, FASB issued FASB ASC 105-10. The FASB Accounting Standards Codification TM (FASB ASC) will be the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America. The FASB ASC was effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue.

Subsequent Events: In the first quarter of 2010, PFGI Capital recorded a consent dividend for tax year 2009, for which no cash was transferred. PFGI Capital is deemed to have paid an earnings dividend of $7.8 million to the Bank, its sole common stockholder. The Bank is deemed to have made an equal capital contribution to PFGI Capital.

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

Debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses not deemed other-than-temporary reported in accumulated other comprehensive income.

Declines in the fair value of available for sale securities that are deemed other-than-temporary and are attributable to credit deterioration are recognized on the income statement in the period in which the determination is made. Other–than-temporary declines in fair value attributable to factors other than credit deterioration are recognized in accumulated other comprehensive income (loss) on the balance sheet. Interest on securities, including amortization of premiums using the effective interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of securities and other-than-temporary impairment charges are determined using the specific-identification method. Purchases and sales of securities are recognized on a trade date basis.

Loan Participations: Prior to September 29, 2009, PFGI Capital held a 95% participation interest in commercial mortgage loans secured by real property such as office buildings, multi-family properties of five units or more, industrial warehouse and self-storage properties, retail space, and other types of commercial properties. Loan participations were generally stated at the principal amount outstanding. Interest on loan participations was computed on the outstanding principal balance. Late charges and other loan fees were not transferred to PFGI Capital, but kept by the Bank as part of its loan servicing fees. Any premium or discount applicable to specific loans purchased was amortized over the remaining lives of such loans using the interest method. Loans were generally placed on nonaccrual status when the payment of principal or interest was past due 90 days or more. However, loans that were well secured and in the process of collection may not have been placed on nonaccrual status. When a loan was placed on nonaccrual status, any interest income previously recognized that had not been received was reversed. Future interest income was recorded only when a payment was received and collection of principal was considered reasonably assured.

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

Allowance for Loan Participation Losses: Prior to September 29, 2009, the allowance for loan participation losses was maintained at a level management estimated to be necessary to absorb probable credit losses in the loan participation portfolio. When PFGI Capital purchased loan participations from the Bank, an allowance for loan participation losses was transferred from the Bank to PFGI Capital. The allowance was increased whenever further deterioration of the credit quality of the portfolio occurred and decreased whenever credit quality improved. Loans deemed uncollectible were charged off and deducted from the allowance and recoveries on loans previously charged off were added back to the allowance. Loans sold back to the Bank were accompanied by a transfer of the allowance for those loans from PFGI Capital to the Bank. It was PFGI Capital’s practice to sell individual loan participations back to the Bank as such loans became past due. It was the Bank’s practice to repurchase such past due loan participations; however, the Bank was not required to do so.

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

Dividends: Dividends on the Series A Preferred Stock and Series B Preferred Stock are discussed in Note 7. See Note 9 for potential restrictions on PFGI Capital’s ability to pay dividends.

Common stockholder is entitled to receive dividends when, as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid. Both the common and preferred stock dividends are treated as ordinary income to the stockholders.

As an alternative to an actual distribution of cash to its common stockholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code, under which a stockholder, on or before a REIT files its tax return, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend, and the stockholder is treated as having received that dividend and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend. PFGI Capital and its common stockholder utilize the consent dividend procedure. The consent dividend was $7.8 million, $11.2 million, and $12.2 million, for PFGI Capital’s tax year 2009, 2008, and 2007, respectively. The consent dividend of $7.8 million for tax year 2009 was recorded in the first quarter of 2010.

Income Taxes: PFGI Capital has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the related provisions of the Internal Revenue Code, and is therefore not subject to income taxes. Therefore, no provision for income taxes is included in the accompanying financial statements.

In order to qualify as a REIT under the Internal Revenue Code, at least 75% of the total value of PFGI Capital’s assets must, broadly speaking, consist of real estate assets, which includes: residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans; residential mortgage-backed securities eligible to be held by

REITs; cash; cash equivalents which includes receivables and government securities; and other real estate assets. PFGI Capital refers to these types of assets as REIT qualifying assets. PFGI Capital may invest up to 25% of the value of its total assets in other types of securities (within the meaning of SEC’s Investment Company Act of 1940). Under the Investment Company Act, the term “security” is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Internal Revenue Code also generally requires that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% by value of the total assets of PFGI Capital. In addition, under the Internal Revenue Code, PFGI Capital generally may not own more than 10% of the voting securities nor more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test.

As of December 31, 2009, all of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities, as defined above, nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets, or more than 10% of the voting securities or value of outstanding securities of any one issuer.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements: In September 2006, the FASB issued guidance on Fair Value Measurements, which established a framework for measuring fair value and required additional disclosures about fair value measurements. PFGI Capital adopted this new guidance on January 1, 2008, and the adoption did not have a material impact on its financial condition, results of operations, or liquidity. This guidance was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

Fair Value Option – In February 2007, the FASB issued guidance on The Fair Value Option for Financial Assets and Financial Liabilities. This guidance allows a company to elect to measure certain financial assets and financial liabilities at fair value. Management did not elect the fair value option for any of PFGI Capital’s financial assets. As such, this standard did not impact PFGI Capital’s financial condition, results of operations, or liquidity.

NOTE 4. SECURITIES AVAILABLE FOR SALE

(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
Residential Mortgage-backed Agency Securities	$299,825	$—	$(148)	$299,677
Total Securities	$299,825	$—	$(148)	$299,677

There were no available for sale securities outstanding as of December 31, 2008.

The fair value of securities is impacted by interest rates, credit spreads, market volatility and illiquidity. Net unrealized losses in the securities available for sale portfolio not deemed other-than-temporary are included in stockholders’ equity as accumulated other comprehensive loss unless credit-related. There were no other-than-temporary impairment charges recognized for the year ended December 31, 2009. In addition, since the securities were purchased on September 29, 2009, there were no securities in an unrealized loss position for 12 months or more.

All of PFGI Capital’s residential mortgage-backed agency securities have a maturity of greater than 10 years. The weighted average yield of these securities was 4.64% at December 31, 2009.

There were no proceeds from sales of securities or gross securities gains (losses) during 2009.

NOTE 5. LOAN PARTICIPATIONS AND ALLOWANCE FOR LOAN PARTICIPATION LOSSES

Prior to September 29, 2009, PFGI Capital maintained an allowance for loan participation losses which reflected management’s judgment as to the level of reserves considered appropriate to absorb inherent losses in the loan participation portfolio. Participations in loans were generally purchased from and sold to the Bank at the Bank’s carrying value, which approximated fair value. Carrying value is the principal amount outstanding plus accrued interest less allowance for loan participation losses. An allowance for loan participation losses was transferred from the Bank to PFGI Capital at the time participations were transferred. It was PFGI Capital’s practice to sell participations in loans back to the Bank as such loans became past due. It was the Bank’s practice to repurchase such past due loan participations; however, the Bank was not contractually required to do so. Participations in such past due loans sold back to the Bank were accompanied by a transfer of the allowance for those loans.

On September 29, 2009, PFGI Capital sold all of the loan participations to the Bank at their estimated fair value at that time and recognized additional provision/loss on the sale of $5.7 million.

The following table sets forth the activity in the allowance for loan participation losses for the periods indicated:

(In Thousands)	2009	2008
Balance at January 1	$1,949	$435
Transferred Allowance, Net	13	13
Provision for Loan Participation Losses	3,011	1,501
Provision Adjustment Related to Loan Participation Sale	5,689	—
Transferred Allowance Related to Loan Participation Sale	(10,662)	—
Balance at December 31	$—	$1,949

NOTE 6. EARNINGS PER COMMON SHARE

The Bank owns all of the issued and outstanding common stock of PFGI Capital. Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period, after preferred dividends. Diluted earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common stock such as for stock options or convertible debt. PFGI Capital has no stock options, convertible debt or other potential equity instruments and therefore basic and diluted earnings per share are calculated on the same basis.

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

(In Thousands, Except Per Share Data)	2009	2008	2007
Net Income	$6,211	$17,360	$19,958
Less Preferred Stock Dividends	(7,654)	(7,654)	(7,654)
Net (Loss) Income Available to Common Stockholder	$(1,443)	$9,706	$12,304
Weighted Average Common Shares Outstanding	5,940	5,940	5,940
Basic and Diluted (Loss) Earnings Per Share	$(.24)	$1.63	$2.07

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock: Holders of Series A Preferred Stock are entitled to receive, if, when, and as authorized and declared by the Board of Directors out of legally available funds, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Holders of Series B Preferred Stock are entitled to receive, if, when, and as authorized and declared by the Board of Directors out of legally available funds, non-cumulative cash dividends at a rate of 5% per annum of the $100 liquidation preference per share ($5.00 per share). Dividends on both the Series A Preferred Stock and Series B Preferred Stock are payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17, and November 17 of each year or, if any such day is not a business day, on the next business day. See Note 9 for potential restrictions on PFGI Capital’s ability to pay stockholder dividends.

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

Each share of the Series A Preferred Stock will be exchanged for one newly issued share of Bank Series A Preferred Stock upon the occurrence of an exchange event. An exchange event occurs when:

•	the Bank becomes less than “adequately capitalized” according to regulations established by the OCC;

•	the Bank is placed into conservatorship or receivership;

•

the OCC, in its sole discretion, directs such exchange in writing, and, even if the Bank is not less than “adequately capitalized”, the OCC anticipates the Bank becoming less than “adequately capitalized” in the near term; or

•	the OCC, in its sole discretion, directs such exchange in writing in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5.0%.

Since August 17, 2009, PFGI Capital or the Bank has the right, with the prior written approval of the OCC, to redeem the Series A Preferred Stock at a redemption price of $25 per share, and the Series B Preferred Stock at a redemption price of $100 per share, along with any authorized and unpaid dividends to the date of redemption.

PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock from third party investors. There were no share repurchases during 2009 or 2008. As of December 31, 2009, PFGI Capital had a remaining authorization to repurchase up to 358,484 shares of its Series A Preferred Stock. PFGI Capital currently has no plan to repurchase Series A Preferred Stock under this Board authorization.

Other Comprehensive Income: The following table sets forth the activity in accumulated other comprehensive income for the periods indicated:

(In Thousands)	2009	2008	2007
Accumulated Other Comprehensive Income (Loss) at January 1	$—	$—	$—
Net Unrealized Losses for the Period	(148)	—	—
Accumulated Other Comprehensive (Loss) at December 31	$(148)	$—	$—

NOTE 8. RELATED PARTY TRANSACTIONS

Prior to September 29, 2009, PFGI Capital held a 95% participation interest in certain loans originated by the Bank and its subsidiaries. Generally, the participation interests were in commercial mortgage loans secured by real property that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. On September 29, 2009, the loan participations were sold by PFGI Capital to the Bank. PFGI Capital used the proceeds from this sale, along with cash on hand and a portion of a $17.5 million capital contribution from the Bank, to purchase securities from the Bank. Upon completion of these transactions, the primary earning asset now held by PFGI Capital is residential mortgage-backed agency securities.

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred. The Bank is required to pay all expenses related to the performance of its duties under the management agreement, including any payment to its affiliates for managing PFGI Capital. Prior to the loan participation sale on September 29, 2009, the management fee was calculated as 0.10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. After the loan participation sale, the related management fee paid by PFGI Capital to the Bank is $300 thousand per year. Management fees incurred by PFGI Capital totaled $300 thousand, $294 thousand, and $283 thousand for the years ended December 31, 2009, 2008, and 2007, respectively.

Prior to September 29, 2009, the participation agreement provided for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same as similar servicing performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charged was .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $282 thousand, $368 thousand, and $354 thousand for the years ended December 31, 2009, 2008, and 2007, respectively. As a result of the loan participation sale, the participation agreement between PFGI Capital and the Bank was terminated in 2009.

A summary of loan participation activity between the Bank and PFGI Capital follows:

(In Thousands)	2009	2008
Principal Balance at January 1	$299,651	$288,563
Transfers of Loan Participations from the Bank to PFGI Capital	122,907	185,229
Transfers of Past Due Loan Participations from PFGI Capital to the Bank	(92,212)	(106,145)
Loan Participation Principle Payments Received	(27,790)	(67,996)
Transfers of Loan Participations from PFGI Capital to the Bank	(302,556)	—
Principal Balance at December 31	$—	$299,651

The Bank owns 100% of the common stock of PFGI Capital. Accordingly, the Bank will receive all common dividends paid by PFGI Capital. As of December 31, 2009, all of the Series B Preferred Stock continues to be held by current or former employees of PNC or the Bank.

As of December 31, 2009 and 2008, PFGI Capital had an interest-bearing deposit account with the Bank of $21.5 million and $7.5 million, respectively. PFGI Capital had a net payable to the Bank of $50 thousand and $55 thousand as of December 31, 2009 and 2008, respectively, related to the management and loan servicing agreements described above.

NOTE 9. DIVIDEND RESTRICTIONS

Because PFGI Capital is a direct subsidiary of the Bank, regulatory authorities have the right to examine PFGI Capital and its activities and, under certain circumstances, to impose restrictions on the Bank or PFGI Capital. If the OCC determines that the Bank’s relationship with PFGI Capital results in an unsafe and unsound banking practice, the Bank’s regulators have the authority to restrict PFGI Capital’s ability to make distributions to its stockholders, including dividends to holders of PFGI Capital’s preferred stock.

Prior approval by the OCC is required for any dividends declared by the Bank or any of its direct subsidiaries that would exceed the sum of the Bank’s retained earnings for the current year plus retained earnings for the preceding two years, less any required transfers to surplus or common stock. Throughout 2008 and until mid-2009, the Bank did not have sufficient retained earnings to allow PFGI Capital to declare its quarterly dividends without such regulatory approval, which PFGI Capital received from the OCC. As of December 31, 2009, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $378 million.

Payment of dividends on PFGI Capital’s preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the OCC. Under these regulations, the Bank would be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%, a Tier 1 risk-based capital ratio of less than 6.0%, or a leverage ratio of less than 5.0%. At December 31, 2009, the Bank’s total risk-based capital ratio was 14.4%, its Tier 1 risk-based capital ratio was 10.9%, and its leverage ratio was 9.3%. An exercise of the OCC’s authority to restrict dividends on PFGI Capital’s preferred stock would also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock.

Restrictions on PFGI Capital’s ability to pay dividends to its preferred stockholders may also result in an inability to pay common dividends. If PFGI Capital were unable to distribute at least 90% of its taxable income through preferred and common dividends, it would fail to qualify for the favorable tax treatment accorded to REITs, causing the income of PFGI Capital to be subject to taxation.

NOTE 10. FAIR VALUE

Fair Value Measurement

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Securities Available for Sale: Under FASB ASC 320, Investments-Debt and Equity Securities, securities available for sale are carried at fair value with unrealized changes in value recorded through other comprehensive income within stockholders’ equity. The securities in the available for sale portfolio are priced using an independent third-party pricing service provided by Barclay’s Capital Index, formerly known as the Lehman Index. Barclay’s Capital Index prices are set with reference to market activity for mortgage-backed agency securities.

All of PFGI Capital’s available for sale securities are classified as Level 2 in the fair value hierarchy at December 31, 2009.

PFGI Capital has no other assets or liabilities measured at fair value on a recurring basis at December 31, 2009 or 2008. In addition, PFGI Capital does not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market data. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The aggregate fair value amounts presented below do not represent the underlying value of PFGI Capital, and is a point-in-time valuation. It is not management’s intention to immediately dispose of a significant portion of its financial instruments. As a result, the following fair value information should not be interpreted as a forecast of future earnings and cash flows.

	December 31, 2009
(In Thousands)	Cost Basis	Fair Value
Financial Assets
Securities Available for Sale	$299,825	$299,677
Cash and Due from Banks	$21,499	$21,499

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

•	Securities available for sale: The fair values for securities are determined using independent third-party pricing services based primarily upon observable market inputs.

•	Cash and due from banks: The carrying amounts reported for cash and due from banks approximate fair value of those assets.

NOTE 11. QUARTERLY RESULTS OF OPERATIONS – (Unaudited)

The following table summarizes the quarterly results of operations for PFGI Capital for the years ended December 31, 2009 and 2008:

(In Thousands, Except Per Share Amounts)	First	Second	Third	Fourth		Full Year
2009:
Interest Income	$4,298	$4,117	$4,047	$3,257		$15,719
Provision for Loan Participation Losses	941	3,216	4,543 (a)	—	(b)	8,700
Noninterest Expense	200	207	317	84		808
Net Income (Loss)	$3,157	$694	$(813)	$3,173		$6,211

Preferred Stock Dividends	$1,914	$1,913	$1,914	$1,913		$7,654

Net Income (Loss) Available to Common Shares	$1,243	$(1,219)	$(2,727)	$1,260		$(1,443)

Per Common Share:
Basic and Diluted Net Income (Loss)	$.21	$(.21)	$(.46)	$.22		$(.24)

2008:
Interest Income	$5,021	$4,872	$4,933	$4,825		$19,651
Provision for Loan Participation Losses	79	790	119	513		1,501
Noninterest Expense	198	189	204	199		790
Net Income	$4,744	$3,893	$4,610	$4,113		$17,360

Preferred Stock Dividends	$1,914	$1,914	$1,913	$1,913		$7,654

Net Income Available to Common Shares	$2,830	$1,979	$2,697	$2,200		$9,706

Per Common Share:
Basic and Diluted Net Income	$.48	$.33	$.45	$.37		$1.63
Dividends	—	—	—	1.89		1.89

(a)	Includes an additional provision of $5.7 million related to the sale of all loan participations held by PFGI Capital to the Bank.
(b)	No provision for loan losses is necessary due to sale of loan participations in the third quarter of 2009.

Corporate Information

All reports filed electronically by PFGI Capital with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost at www.NationalCity.com. During 2010 it is expected that this website will be migrated to a new address. You will be directed to the new address automatically at the time of migration. These filings are also accessible on the SEC’s Web site at www.sec.gov.

PFGI Capital and PNC’s executive offices are located at 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707.

Directors and officers of PFGI Capital are:

T. James Berry	Director (Member of Audit and Compensation Committees)
Lisa Kovac	Director and Vice President
Nathan W. Herring	Director
Laura Long	Secretary (Member of Executive Committee)
Robert P. Hipskind	General Auditor
Dett P. Hunter	Director (Member of Audit and Compensation Committees)
Beth Adams	Director, Vice President and Assistant Secretary
Randall C. King	Director and President (Member of Executive Committee)
Kevin R. Glass	Director, Chief Financial Officer and Treasurer
J. David Rosenberg	Director (Member of Executive, Audit and Compensation Committees)
John E. Rubenbauer	Director

The Registrar, Transfer Agent, and Dividend Disbursing Agent of PFGI Capital is:

  Computershare Investor Services, LLC

  250 Royall Street

  Canton, MA 02021

  800-982-7652

ITEM 9A (T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2009 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Management’s Report on Internal Control Over Financial Reporting appears on page 29 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in PFGI Capital’s internal controls that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

PFGI Capital Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”

This Report does not include an attestation report of PFGI Capital’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by PFGI Capital’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit PFGI Capital to provide only management’s report in this annual report.

/s/ RANDALL C. KING

Randall C. King

President

/s/ KEVIN R. GLASS

Kevin R. Glass

Chief Financial Officer

Pittsburgh, PA

March 30, 2010

PART III

In accordance with General Instructions G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from PFGI Capital’s definitive information statement to be filed with the SEC within 120 days after the close of PFGI Capital’s fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Our financial statements are included in Item 8 of this Report. The exhibits listed on the Exhibit Index on page 33 of this Report are incorporated by reference or filed herewith in response to this item. Financial statement schedules are omitted due to inapplicability or because required information is shown in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: March 30, 2010	By:	/s/ Kevin R. Glass
Kevin R. Glass
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of PFGI Capital Corporation and in the capacities indicated on March 30, 2010.

Signature	Capacity

/s/ Randall C. King *	Director and President
Randall C. King	(Principal Executive Officer)

/s/ Kevin R. Glass	Director, Chief Financial Officer and Treasurer
Kevin R. Glass	(Principal Financial Officer and Principal Accounting Officer)

/s/ T. James Berry *	Director
T. James Berry

/s/ Dett P. Hunter *	Director
Dett P. Hunter

/s/ Lisa Kovac *	Director
Lisa Kovac

/s/ J. David Rosenberg *	Director
J. David Rosenberg

/s/ John E. Rubenbauer *	Director
John E. Rubenbauer

/s/ Nathan W. Herring *	Director
Nathan Herring

*

Kevin R. Glass, as attorney-in-fact, signs this Report on behalf of the above-named officers and directors pursuant to powers of attorney duly executed by such officers and directors empowering Laura Long, Randall C. King or Kevin R. Glass to sign on their behalf.

/s/ Kevin R. Glass
Kevin R. Glass, attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of PFGI Capital incorporated by reference to Exhibit 3.2 to PFGI Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.2	By-Laws incorporated by reference to Exhibit 3.2 to PFGI Capital’s Registration Statement on Form S-3 (Registration No. 333-88446) Filed May 16, 2002.

3.3	Articles Supplementary incorporated by reference to Exhibit 3.3 to PFGI Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	Articles of Amendment and Restatement of PFGI Capital Corporation defining the rights of the Series A Preferred Stock incorporated by reference to Exhibit 3.1 hereof.

4.2

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

10.4

Purchase and Sale Agreement, dated as of September 29, 2009 by and between PFGI Capital Corporation and National City Bank, with respect to certain residential mortgage-backed agency securities incorporated by reference to Exhibit 10.2 to PFGI Capital’s Current Report on Form 8-K filed on October 5, 2009.

10.5

Amendment to Management Agreement, dated as of September 29, 2009 by and between PFGI Capital Corporation and National City Bank incorporated by reference to Exhibit 10.3 to PFGI Capital’s Current Report on Form 8-K filed on October 5, 2009.

12.0	Computation of Ratio of Earnings to Fixed Charges.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.0	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.