Form 10-Q
period 2010-03-31
PFGI CAPITAL CORP
filed 2010-05-14
CIK 1172857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File
March 31, 2010	1-08019-01

PFGI CAPITAL CORPORATION

Incorporated Under	IRS Employer I.D.
The Laws of Maryland	No. 04-3659419

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

YES✓  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-accelerated filer  ✓  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      NO  ✓

The numbers of shares outstanding of each of the registrant’s classes of common stock and preferred stock, as of April 30, 2010:

Common Stock, $.01 Par Value - 5,940,000

Series A Preferred Stock, $25.00 Stated Value - 3,950,484

Series B Preferred Stock, $.01 Par Value - 105

Quarter Ended March 31, 2010

Financial Report

and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS

PFGI CAPITAL CORPORATION

	(Unaudited)
	March 31,	December 31,
(Dollars in Thousands)	2010	2009
Assets
Cash and Due from Banks	$44,394	$21,499
Securities Available for Sale, at Fair Value	278,696	299,677
Interest Receivable	1,216	1,313
Other Assets	50	—
Total Assets	$324,356	$322,489

Liabilities
Accounts Payable and Accrued Liabilities	$156	$175
Stockholders’ Equity
Series A Preferred Stock, $25 Stated Value, 6,600,000 Shares Authorized and Issued, 3,950,484 Shares Outstanding	98,762	98,762
Series B Preferred Stock, $.01 Par Value, 125 Shares Authorized, 105 Shares Issued and Outstanding	—	—
Common Stock, $.01 Par Value, 5,940,000 Shares Authorized, Issued and Outstanding	59	59
Capital Surplus	230,164	222,352
Retained Earnings (Loss)	(5,829)	1,289
Accumulated Other Comprehensive Income (Loss)	1,044	(148)
Total Stockholders’ Equity	324,200	322,314
Total Liabilities and Stockholders’ Equity	$324,356	$322,489

 See Notes to Financial Statements.

STATEMENTS OF INCOME (Unaudited)

PFGI CAPITAL CORPORATION

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2010	2009
Interest Income
Securities	$2,693
Loan Participations	—	$4,296
Cash Deposit	42	2
Total Interest Income	2,735	4,298
Provision for Loan Participation Losses	—	941
Noninterest Expense
Loan Servicing Fees	—	94
Management Fees	75	75
Other Noninterest Expense	52	31
Total Noninterest Expense	127	200
Net Income	$2,608	$3,157
Preferred Stock Dividends	1,914	1,914
Net Income Available to Common Stockholder	$694	$1,243
Net Income Per Common Share
Basic	$.12	$.21
Diluted	.12	.21
Average Common Shares Outstanding
Basic and Diluted	5,940	5,940

  See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS (Unaudited)

PFGI CAPITAL CORPORATION

	Three Months Ended March 31,
(In Thousands)	2010	2009
Operating Activities
Net Income	$2,608	$3,157
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Participation Losses	—	941
Premium Amortization of Securities Available for Sale	1,050	—
Decrease in Interest Receivable	97	142
Increase in Other Assets	(50)	(321)
Decrease in Accounts Payable and Accrued Liabilities	(19)	(43)
Net Cash Provided by Operating Activities	3,686	3,876
Investing Activities
Net Increase in Loan Participations	—	(1,927)
Proceeds from Repayments on Securities Available for Sale	21,123	—
Net Cash Provided by (Used in) Investing Activities	21,123	(1,927)
Financing Activities
Dividends Paid to Preferred Stockholders	(1,914)	(1,914)
Net Cash Used in Financing Activities	(1,914)	(1,914)
Net Increase in Cash and Cash Equivalents	22,895	35
Cash and Cash Equivalents at Beginning of Period	21,499	7,476
Cash and Cash Equivalents at End of Period	$44,394	$7,511
Supplemental Disclosures for Cash Flow Information
Noncash Transaction:
Contribution of Common Stock Consent Dividends	$7,812	$—

  See Notes to Financial Statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

PFGI CAPITAL CORPORATION

(In Thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2009	$98,762	$ 59	$204,852	$2,732		$306,405
Net Income				3,157		3,157
Dividends Paid on Preferred Stock				(1,914)		(1,914)
Balance at March 31, 2009	$98,762	$ 59	$204,852	$3,975		$307,648

Balance at January 1, 2010	$98,762	$ 59	$222,352	$1,289	$(148)	$322,314
Comprehensive Income:
Net Income				2,608		2,608
Other Comprehensive Income:
Net Unrealized Gains on Securities					1,192	1,192

Total Comprehensive Income						3,800
Dividends Paid on Preferred Stock				(1,914)		(1,914)
Common Stock Consent Dividend				(7,812)		(7,812)
Contribution of Consent Dividend			7,812			7,812
Balance at March 31, 2010	$98,762	$ 59	$230,164	$(5,829)	$1,044	$324,200

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

PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. As a REIT, PFGI Capital generally is not liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet certain other requirements.

Prior to November 6, 2009, all of PFGI Capital’s common stock was owned by National City Bank (NCB), which formerly was a wholly-owned subsidiary of National City Corporation. On December 31, 2008, National City Corporation was acquired by The PNC Financial Services Group, Inc. (PNC, NYSE: PNC) and NCB became a wholly-owned subsidiary of PNC. As of November 6, 2009, NCB merged into PNC Bank, National Association (PNC Bank), a wholly-owned subsidiary of PNC. Unless specifically stated otherwise, references to ‘the Bank’ refer to NCB prior to November 6, 2009 and PNC Bank thereafter.

PFGI Capital’s Series A Preferred Stock is owned by outside investors and its Series B Preferred Stock is owned by present or former employees of the Bank or PNC. All of PFGI Capital’s common stock is owned by the Bank. PFGI Capital’s executive offices are located at 249 Fifth Avenue, Pittsburgh, PA 15222.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements include the accounts of PFGI Capital, which has no equity ownership in any other entities or interests in variable interest entities.

Subsequent Events: Management evaluated all activity of PFGI Capital and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Financial Statements.

Use of Estimates: The accounting and reporting policies of PFGI Capital conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update PFGI Capital’s 2009 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Statements of Cash Flows: For cash flow purposes, cash equivalents include deposit accounts at banks.

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

PFGI Capital did not have any loan participations nor related allowance at March 31, 2010, or December 31, 2009.

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

Dividends: Dividends on the Series A Preferred Stock and Series B Preferred Stock are discussed in Note 6. See Note 8 for potential restrictions on PFGI Capital’s ability to pay dividends.

The common stockholder is entitled to receive dividends when, as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid. Both the common and preferred stock dividends are treated as ordinary income to the stockholders.

As an alternative to an actual distribution of cash to its common stockholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code, under which a stockholder, on or before a REIT files its tax return, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend, and the stockholder is treated as having received that dividend and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend. The consent dividend for tax year 2009 is discussed in Note 7.

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

As of March 31, 2010, all of PFGI Capital’s assets were invested in REIT qualifying assets. PFGI Capital does not hold any securities, as defined above, nor does PFGI Capital intend to hold securities in any one issuer that exceed 5% of PFGI Capital’s total assets, or more than 10% of the voting securities or value of outstanding securities of any one issuer.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This guidance requires new disclosures as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances, and settlements to be reported separately in the Level 3 rollforward. This guidance was effective for PFGI Capital for first quarter 2010 reporting with the exception of item 3 which is effective beginning with first quarter 2011 reporting. This guidance did not have any impact on PFGI Capital’s financial condition, results of operations, or liquidity.

NOTE 4. SECURITIES AVAILABLE FOR SALE

(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010
Residential Mortgage-backed Agency Securities	$277,652	$1,044	$ —	$278,696
Total Securities	$277,652	$1,044	$ —	$278,696

(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
Residential Mortgage-backed Agency Securities	$299,825	$ —	$(148)	$299,677
Total Securities	$299,825	$ —	$(148)	$299,677

The fair value of the securities is impacted by interest rates, credit spreads, market volatility, and illiquidity. Net unrealized gains and losses in the securities available for sale portfolio not deemed other-than-temporary are included in stockholders’ equity as accumulated other comprehensive income or loss unless credit-related. There was no other-than-temporary impairment charge recognized for the three months ended March 31, 2010. None of the securities were in an unrealized loss position at March 31, 2010.

All of PFGI Capital’s residential mortgage-backed agency securities have a maturity of greater than 10 years. The weighted average yield of these securities was 4.62% at March 31, 2010.

There were no proceeds from sales of securities or gross securities gains (losses) for the three months ended March 31, 2010.

NOTE 5. EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2010	2009
Net Income	$2,608	$3,157
Less Preferred Stock Dividends	(1,914)	(1,914)
Net Income Available to Common Stockholder	$694	$1,243
Weighted Average Common Shares Outstanding	5,940	5,940
Basic and Diluted Earnings Per Share	$.12	$.21

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock: Holders of Series A Preferred Stock are entitled to receive, if, when, and as authorized and declared by the Board of Directors out of legally available funds, non-cumulative cash dividends at the rate of 7.75% per annum of the $25 per share initial liquidation preference ($1.9375 per share). Holders of Series B Preferred Stock are entitled to receive, if, when, and as authorized and declared by the Board of Directors out of legally available funds, non-cumulative cash dividends at a rate of 5% per annum of the $100 liquidation preference per share ($5.00 per share). Dividends on both the Series A Preferred Stock and Series B Preferred Stock are payable, if authorized and declared, quarterly in arrears on February 17, May 17, August 17, and November 17 of each year or, if any such day is not a business day, on the next business day. See Note 8 for potential restrictions on PFGI Capital’s ability to pay stockholder dividends.

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

PFGI Capital’s Board of Directors has authorized the repurchase of up to 3 million shares of its Series A Preferred Stock from third party investors. There were no share repurchases during the three months ended March 31, 2010 or 2009. As of March 31, 2010, PFGI Capital had a remaining authorization to repurchase up to 358,484 shares of its Series A Preferred Stock. PFGI Capital currently has no plan to repurchase Series A Preferred Stock under this Board authorization.

Other Comprehensive Income: The following table sets forth the activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2010.

(In Thousands)	2010
Accumulated Other Comprehensive Loss at January 1	$(148)
Net Unrealized Gains for the Period	1,192
Accumulated Other Comprehensive Income at March 31	$1,044

NOTE 7. RELATED PARTY TRANSACTIONS

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

The day-to-day operations of PFGI Capital are managed pursuant to the terms of a management agreement between the Bank and PFGI Capital. The Bank, in its role as manager under the terms of the management agreement, receives a management fee designed as a reimbursement for costs incurred. The Bank is required to pay all expenses related to the performance of its duties under the management agreement. Prior to the loan participation sale on September 29, 2009, the management fee was calculated as 0.10% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Management fees incurred in the first quarter of 2009 was $75 thousand. After the loan participation sale, the related management fee paid by PFGI Capital to the Bank is $300 thousand per year. Management fees incurred by PFGI Capital totaled $75 thousand for the first quarter of 2010 under the new management agreement.

Prior to September 29, 2009, the participation agreement provided for the Bank to service the loans underlying the participations held by PFGI Capital in a manner substantially the same as similar servicing performed by the Bank for transactions on its own behalf. The servicing fee that the Bank charged was .125% per year of the average daily outstanding principal balance of the loans underlying the participation interests. Loan servicing costs incurred by PFGI Capital totaled $94 thousand for the three months ended March 31, 2009. As a result of the loan participation sale, the participation agreement between PFGI Capital and the Bank was terminated.

The Bank owns 100% of the common stock of PFGI Capital. Accordingly, the Bank receives all common dividends paid by PFGI Capital. PFGI Capital utilizes a consent dividend procedure as an alternative to an actual cash dividend distribution to its common stockholder. The consent dividend was $7.8 million, or $1.31 per common share, for its 2009 tax year, which was recorded in the first quarter of 2010. As of March 31, 2010, all of the Series B Preferred Stock continues to be held by current or former employees of PNC or the Bank.

As of March 31, 2010 and December 31, 2009, PFGI Capital had an interest-bearing deposit account with the Bank of $44.4 million and $21.5 million, respectively.

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

Prior approval by the OCC is required for any dividends declared by the Bank or any of its direct subsidiaries that would exceed the sum of the Bank’s retained earnings for the current year plus retained earnings for the preceding two years, less any required transfers to surplus or common stock. As of March 31, 2010 the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $735 million.

Payment of dividends on PFGI Capital’s preferred stock could also be subject to regulatory limitations if the Bank becomes less than “well-capitalized” for purposes of regulations issued by the OCC. Under these regulations, the Bank would be deemed less than “well-capitalized” if it has a total risk-based capital ratio of less than 10.0%, a Tier 1 risk-based capital ratio of less than 6.0%, or a leverage ratio of less than 5.0%. At March 31, 2010, the Bank’s total risk-based capital ratio was 15.1%, its Tier 1 risk-based capital ratio was 11.5%, and its leverage ratio was 10.0%. An exercise of the OCC’s authority to restrict dividends on PFGI Capital’s preferred stock would also have the effect of restricting the payment of dividends on PFGI Capital’s common stock and all series and classes of preferred stock.

Restrictions on PFGI Capital’s ability to pay dividends to its preferred stockholders may also result in an inability to pay common dividends. If PFGI Capital were unable to distribute at least 90% of its taxable income through preferred and common dividends, it would fail to qualify for the favorable tax treatment accorded to REITs, causing the income of PFGI Capital to be subject to taxation.

NOTE 9. FAIR VALUE

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

Securities Available for Sale: Under FASB ASC 320, Investments-Debt and Equity Securities, securities available for sale are carried at fair value with unrealized changes in value recorded through other comprehensive income within stockholders’ equity. All of PFGI Capital’s available for sale securities are mortgage-backed agency securities. The securities are priced using independent third-party pricing services provided by either the Barclay’s Capital Index, formerly known as the Lehman Index, or Interactive Data Corp. (IDC). Barclay’s Capital Index prices are set with reference to market activity for agency mortgage-backed securities. IDC primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the securities.

All of PFGI Capital’s available for sale securities are classified as Level 2 in the fair value hierarchy at March 31, 2010.

PFGI Capital has no other assets or liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009. In addition, PFGI Capital does not have any assets or liabilities measured at fair value on a nonrecurring basis.

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

	March 31, 2010		December 31, 2009
(In Thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial Assets
Securities Available for Sale	$277,652	$278,696	$299,825	$299,677
Cash and Due from Banks	$44,394	$44,394	$21,499	$21,499

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

•	Securities available for sale: The fair values for securities are determined using independent third-party pricing services based primarily upon observable market inputs.
•	Cash and due from banks: The carrying amounts reported for cash and due from banks approximate fair value of those assets.

ITEM   2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

PFGI Capital Corporation is a Maryland corporation incorporated on May 9, 2002. PFGI Capital’s current principal business objective is to acquire, hold, and manage residential mortgage-backed agency securities and other authorized investments that will generate net income for distribution to its stockholders. Prior to September 29, 2009, the principal business objective of PFGI Capital was to acquire, hold, and manage commercial mortgage loan assets and other authorized investments that generated net income for distribution to PFGI Capital’s stockholders. PFGI Capital operates as a REIT for federal income tax purposes. As a REIT, PFGI Capital generally will not be liable for federal income tax to the extent that it distributes its income to its stockholders and continues to meet a number of other requirements.

Prior to November 6, 2009, all of PFGI Capital’s common stock was owned by NCB, which formerly was a wholly-owned subsidiary of National City Corporation. On December 31, 2008, National City Corporation was acquired by PNC and NCB became a wholly-owned subsidiary of PNC. As of November 6, 2009, NCB merged into PNC Bank, a wholly-owned subsidiary of PNC.

On September 29, 2009, PFGI Capital sold all of its loan participations to the Bank at their market value plus related accrued interest, and recognized a loss on the sale. PFGI Capital used the proceeds from this sale as its primary source of funds to purchase residential mortgage-backed agency securities issued by Federal National Mortgage Association (FNMA) and previously owned by the Bank. The purchase price of these securities was equal to their market value. As a result of these activities, PFGI Capital’s primary asset is now residential mortgage-backed agency securities.

PFGI Capital’s Series A Preferred Stock is owned by outside investors and its Series B Preferred Stock is owned by present and former employees of the Bank or PNC. All of PFGI Capital’s common stock is owned by the Bank. PFGI Capital’s executive offices are located at 249 Fifth Avenue, Pittsburgh, PA 15222.

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

EARNINGS SUMMARY

PFGI Capital reported net income of $2.6 million, or $0.12 per common diluted share, for the first three months of 2010 compared to $3.2 million, or $.21 per common diluted share, for the first three months of 2009. The $0.6 million reduction in earnings versus the prior year quarter was primarily due to a $1.6 million reduction in interest income, partially offset by a $0.9 million provision for loan participation losses in the first quarter of 2009. The residential mortgage-backed agency securities currently held by PFGI Capital had an average yield of 3.82% in the first quarter of 2010 compared to 5.80% earned on the loan participations in the first quarter of 2009. Cash dividends of $1.9 million were paid to preferred stockholders during the first quarters of 2010 and 2009.

RESULTS OF OPERATIONS

Interest Income

PFGI Capital’s primary source of revenue in the first quarter of 2010 consisted of interest income earned on its residential mortgage-backed agency securities. The primary source and revenue in the first quarter of 2009 consisted of interest income earned on loan participations. A secondary source of revenue is interest earned on a deposit account held at the Bank. PFGI Capital has no interest-bearing liabilities and therefore no related interest expense. Total interest income was $2.7 million for the first quarter of 2010 compared to $4.3 million for the first quarter of 2009. The interest earned in the first quarter of 2010 included $1.1 million of premium amortization charges, which were primarily associated with the amortization and prepayments of the balance of the residential mortgage-backed agency securities.

The average balances and interest earned for the three months ended March 31, 2010 and 2009 are shown in the following table:

	Three Months Ended March 31,
	2010			2009
(Dollars in Thousands)	Average Balance	Interest Earned	Average Rate	Average Balance	Interest Earned	Average Rate
Assets:
Securities available for sale	$285,907	$2,693	3.82%
Loan participations	—	—	—	$300,495	$4,296	5.80%
Deposit account with Bank	30,088	42.56		8,163	2.12
Total earning assets	$315,995	$2,735	3.51%	$308,658	$4,298	5.65%
Allowance for loan participation losses	—			(2,011)
Other nonearning assets	9,812			920
Total assets	$325,807			$307,567

Liabilities and stockholders’ equity:
Noninterest bearing liabilities	$ 442			$ 574
Stockholders’ equity	325,365			306,993
Total liabilities and stockholders’ equity	$325,807			$307,567

Provision for Loan Participation Losses

The provision for loan participation losses was the charge to earnings necessary to maintain the allowance for loan participation losses at a level adequate to absorb management’s estimate of probable credit losses in the loan participation portfolio. A provision for loan participation losses of $941 thousand was recognized in the first quarter of 2009, reflecting the general deterioration of the credit environment for commercial real estate loans. On September 29, 2009, PFGI Capital sold all of its loan participations to the Bank. No provision for loan participation losses was necessary subsequent to the sale of the loan participations. PFGI Capital had no credit losses during the three months ended March 31, 2009.

Noninterest Expense

Noninterest expense was comprised of compensation paid to the Bank for management fees and loan servicing fees, and other professional fees paid to external service providers. For the first three months of 2010 and 2009, management fees totaled $75 thousand. Loan servicing fee for the first quarter of 2009 totaled $94 thousand. Prior to September 29, 2009, annual loan servicing and management fees were assessed at a rate of 0.125% and 0.10%, respectively, of the average daily outstanding principal balance of the loan participations. Subsequent to September 29, 2009, PFGI Capital no longer pays loan servicing fees due to the loan participation sale, and management fees are assessed at $300 thousand per year.

Other noninterest expense was $52 thousand and $31 thousand for the three months ended March 31, 2010 and 2009, respectively. The increase in other noninterest expense in the first quarter of 2010 reflects an increase in audit and other professional fees.

FINANCIAL CONDITION

Securities

As of March 31, 2010, PFGI Capital held $278.7 million of residential mortgage-backed agency securities, compared to $299.7 million as of December 31, 2009. The reduction of $21.0 million was due to principal amortization and prepayments in the first quarter of 2010. To qualify as a REIT, at least 75% of PFGI Capital’s assets must consist of real estate assets. PFGI Capital’s investment in these securities qualifies as real estate assets for this purpose.

Other Assets and Liabilities

As of March 31, 2010 and December 31, 2009, PFGI Capital had cash of $44.4 million and $21.5 million, respectively, in an interest bearing deposit account held with the Bank. The $22.9 million increase in cash balance was primarily due to the $21.0 million principal amortization and prepayments received during the first quarter of 2010 on the residential mortgage-backed agency securities. The account was yielding a rate of 0.55% as of March 31, 2010. PFGI Capital had interest receivable of $1.2 million and $1.3 million as of March 31, 2010, and December 31, 2009, respectively, related to the residential mortgage-backed agency securities. Other liabilities of $156 thousand as of March 31, 2010 and $175 thousand as of December 31, 2009 were primarily related to audit fees.

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

Provision for loan participation losses in the first quarter of 2009 totaled $941 thousand. There were no charge-offs of loan participations in the first quarter of 2009.

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

Sufficient liquidity is also needed to pay dividends to the holders of PFGI Capital’s preferred and common stock. Holders of PFGI Capital’s Series A Preferred Stock are entitled to receive, if, when and as authorized and declared by the Board of Directors out of legally available funds, non-cumulative dividends at the rate of 7.75% per annum on the $25.00 liquidation value per share ($1.9375 per share). Holders of Series B Preferred Stock are entitled to receive, if, when and as authorized and declared by the Board of Directors out of legally available funds, non-cumulative cash dividends at a rate of 5.00% per annum on the $100 liquidation preference per share ($5.00 per share). Cash dividends of $1.9 million were paid to the preferred stockholders during the first quarter of 2010 and 2009, respectively. On April 15, 2010, PFGI Capital declared a dividend of $1.9 million for holders of Series A Preferred Stock and Series B Preferred Stock, payable on May 18, 2010.

As a direct subsidiary of the Bank, PFGI Capital is required to seek advance regulatory approval prior to the declaration of any dividends in excess of the Bank’s available retained earnings. Additionally, prior approval by the OCC is required for any dividends declared by the Bank and its subsidiaries, including PFGI Capital, that would exceed the sum of the Bank’s retained earnings for the current year plus retained earnings for the preceding two years, less any required transfers to surplus or common stock. As of March 31, 2010, the Bank could, without prior regulatory approval and absent contrary supervisory guidance, declare dividends of approximately $735 million. As a result, prior regulatory approval to declare and pay dividends is no longer required.

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

PFGI Capital has an authorization by the Board of Directors for the repurchase of up to 3,000,000 shares of Series A Preferred Stock from third-party investors. There were no share repurchases during the three months ended March 31, 2010 or 2009. As of March 31, 2010, PFGI Capital had a remaining authorization to repurchase up to 358,484 shares of its Series A Preferred Stock. There is no expiration date on this repurchase program authorization. Currently, PFGI Capital has no plan to repurchase Series A Preferred Stock under this Board authorization.

To remain qualified as a REIT, PFGI Capital is required to distribute at least 90% of its taxable income to its stockholders. PFGI Capital expects that, after paying the dividends on all series and classes of preferred stock, it will authorize dividends to the holder of its common stock in an amount sufficient to comply with this requirement.

As an alternative to an actual distribution of cash to its common stockholder, PFGI Capital has the option of distributing a dividend using a procedure known as a “consent dividend”, as authorized by Section 565 of the Internal Revenue Code, under which a stockholder, on or before a REIT files its tax return, agrees to treat as a dividend the amount that the REIT so designates, without any distribution of cash or property actually occurring. The effect of the consent dividend is that the REIT is considered to have paid a dividend, and the stockholder is treated as having received that dividend and contributed it back to the REIT. The dollar amount of the consent dividend is included, as if it were distributed, in the calculation to determine that at least 90% of a REIT’s taxable income has been distributed to its stockholders. PFGI Capital, as a REIT, receives a deduction for dividends paid, reducing its taxable income by the amount of the consent dividend. PFGI Capital and its common stockholder have historically utilized the consent dividend procedure, including for the year ended December 31, 2009 which was recorded in the first quarter of 2010.

To avoid restrictions on its ability to pay dividends or make other distributions on its common stock, PFGI Capital is required to periodically reinvest proceeds from its existing assets in newly acquired interest earning assets so that its aggregate funds from operations (FFO), as projected for the following four quarters, is expected to equal or exceed 140% of the full annual dividends payable on the Series A Preferred Stock. This requirement cannot be amended without the consent or affirmative vote of the holders of the Series A Preferred Stock, voting as separate class. As of March 31, 2010, PFGI Capital’s annualized FFO coverage is estimated at 146.2%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PFGI Capital does not have any off-balance sheet arrangements. PFGI Capital has no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There is no change to critical accounting policies and estimates from those previously disclosed in PFGI Capital’s Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Note 3 of the financial statements discusses the expected impact of recently issued accounting policies that have not yet been adopted. To the extent the adoption of new accounting standards are expected to materially affect the financial condition, results of operations, or liquidity position of PFGI Capital, the impacts are discussed in the applicable section(s) of this financial review and notes to the financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the principal financial officer and principal accounting officer, of the effectiveness of the design and operation of PFGI Capital’s disclosure controls and procedures and of changes in PFGI Capital’s internal control over financial reporting as of March 31, 2010. Based on that evaluation, management, including the principal financial officer and principal accounting officer, concluded that PFGI Capital’s disclosure controls and procedures were effective as of March 31, 2010 with no significant weaknesses noted. There has been no change in PFGI Capital’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, PFGI Capital’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PFGI Capital’s Form 10-K in response to Part I, Item 1A.

ITEM 6. EXHIBITS

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFGI Capital Corporation
(Registrant)

Date: May 14, 2010 By:	/s/ Kevin R. Glass
Kevin R. Glass
Chief Financial Officer and Treasurer
(Principal Financial Officer)